Form 10-Q
period 2023-06-30
COLUMBIA SPORTSWEAR CO
filed 2023-08-08
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
The number of shares outstanding of the registrant's common stock on July 21, 2023 was 61,330,254.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, the promotional environment, manufacturing and distribution capacity, inventory levels, inventory carrying costs, shipping timing, consumer spending and preferences, freight charges, scale efficiencies, logistics constraints, inflationary pressures, foreign currency translation, the geopolitical environment, consumer behaviors and expectations, the regulatory environment, the impact of seasonal trends, materiality of legal matters, risk management strategies, borrowings, capital expenditures, our short and long-term cash needs and our ability to meet those needs, and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$231,571	$430,241	$413,110
Short-term investments	71,225	722	1,108
Accounts receivable, net of allowance of $4,979, $5,443 and $4,405, respectively	343,835	547,561	296,636
Inventories	1,162,519	1,028,545	962,875
Prepaid expenses and other current assets	91,990	129,872	121,404
Total current assets	1,901,140	2,136,941	1,795,133
Property, plant and equipment, net of accumulated depreciation of $644,585, $623,911 and $604,233, respectively	280,578	291,214	288,199
Operating lease right-of-use assets	313,698	324,409	325,871
Intangible assets, net	80,733	81,558	101,083
Goodwill	51,694	51,694	68,594
Deferred income taxes	94,671	94,162	81,263
Other non-current assets	67,290	71,568	66,645
Total assets	$2,789,804	$3,051,546	$2,726,788
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$247,416	$322,472	$312,353
Accrued liabilities	238,988	328,759	239,181
Operating lease liabilities	69,784	68,685	65,668
Income taxes payable	1,080	18,802	1,242
Total current liabilities	557,268	738,718	618,444
Non-current operating lease liabilities	298,062	310,625	312,043
Income taxes payable	23,452	33,251	32,504
Deferred income taxes	—	143	—
Other long-term liabilities	36,364	33,020	32,080
Total liabilities	915,146	1,115,757	995,071
Commitments and contingencies (Note 4)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 61,358, 62,139 and 62,091 issued and outstanding, respectively	—	12,692	—
Retained earnings	1,915,990	1,953,734	1,753,450
Accumulated other comprehensive income (loss)	(41,332)	(30,637)	(21,733)
Total shareholders' equity	1,874,658	1,935,789	1,731,717
Total liabilities and shareholders' equity	$2,789,804	$3,051,546	$2,726,788
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net sales	$620,933	$578,063	$1,441,526	$1,339,573
Cost of sales	306,888	293,903	727,981	676,966
Gross profit	314,045	284,160	713,545	662,607
Selling, general and administrative expenses	312,529	281,258	659,927	580,344
Net licensing income	4,713	5,871	9,038	10,176
Operating income	6,229	8,773	62,656	92,439
Interest income, net	3,506	499	6,789	894
Other non-operating income (expense), net	(185)	(1,435)	665	(1,391)
Income before income tax	9,550	7,837	70,110	91,942
Income tax expense	1,200	674	15,558	17,942
Net income	$8,350	$7,163	$54,552	$74,000

Earnings per share:
Basic	$0.14	$0.11	$0.88	$1.17
Diluted	$0.14	$0.11	$0.88	$1.16
Weighted average shares outstanding:
Basic	61,655	62,554	61,893	63,409
Diluted	61,781	62,695	62,122	63,654

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$8,350	$7,163	$54,552	$74,000
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $(146))	—	451	—	—
Change in derivative transactions (net of tax effects of $(611), $(5,744),$2,099, and $(5,088), respectively)	(726)	15,808	(6,147)	13,717
Foreign currency translation adjustments (net of tax effects of $35, $147, $(43) and $997, respectively)	(6,028)	(28,818)	(4,548)	(31,074)
Other comprehensive income (loss)	(6,754)	(12,559)	(10,695)	(17,357)
Comprehensive income (loss)	$1,596	$(5,396)	$43,857	$56,643

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$54,552	$74,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	61,540	58,537
Provision for uncollectible accounts receivable	145	(4,047)
Loss on disposal or impairment of property, plant and equipment, and right-of-use assets	491	2,418
Deferred income taxes	488	3,750
Stock-based compensation	11,208	10,636
Changes in operating assets and liabilities:
Accounts receivable	203,846	186,364
Inventories	(135,251)	(332,225)
Prepaid expenses and other current assets	30,396	(23,226)
Other assets	366	3,018
Accounts payable	(69,305)	35,754
Accrued liabilities	(90,759)	(67,199)
Income taxes payable	(27,303)	(23,807)
Operating lease assets and liabilities	(34,317)	(34,478)
Other liabilities	3,611	(2,163)
Net cash provided by (used in) operating activities	9,708	(112,668)
Cash flows from investing activities:
Purchases of short-term investments	(117,877)	(44,877)
Sales and maturities of short-term investments	50,747	175,725
Capital expenditures	(22,803)	(28,983)
Net cash provided by (used in) investing activities	(89,933)	101,865
Cash flows from financing activities:
Proceeds from credit facilities	837	—
Repayments on credit facilities	(837)	—
Proceeds from issuance of common stock related to stock-based compensation	4,624	4,076
Tax payments related to stock-based compensation	(4,400)	(4,024)
Repurchase of common stock	(78,319)	(287,443)
Cash dividends paid	(37,099)	(37,926)
Net cash used in financing activities	(115,194)	(325,317)
Net effect of exchange rate changes on cash	(3,251)	(14,174)
Net decrease in cash and cash equivalents	(198,670)	(350,294)
Cash and cash equivalents, beginning of period	430,241	763,404
Cash and cash equivalents, end of period	$231,571	$413,110
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$61,131	$47,846
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$5,982	$5,334
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, March 31, 2023	62,076	$1,076	$1,981,287	$(34,578)	$1,947,785
Net income	—	—	8,350	—	8,350
Other comprehensive income (loss)	—	—	—	(6,754)	(6,754)
Cash dividends ($0.30 per share)	—	—	(18,450)	—	(18,450)
Issuance of common stock related to stock-based compensation, net	57	1,843	—	—	1,843
Stock-based compensation expense	—	5,400	—	—	5,400
Repurchase of common stock	(775)	(7,740)	(55,197)	—	(62,937)
Excise taxes related to repurchase of common stock	—	(579)	—	—	(579)
Balance, June 30, 2023	61,358	$—	$1,915,990	$(41,332)	$1,874,658

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, March 31, 2022	62,948	$—	$1,828,074	$(9,174)	$1,818,900
Net income	—	—	7,163	—	7,163
Other comprehensive income (loss)	—	—	—	(12,559)	(12,559)
Cash dividends ($0.30 per share)	—	—	(18,775)	—	(18,775)
Issuance of common stock related to stock-based compensation, net	49	1,498	—	—	1,498
Stock-based compensation expense	—	5,133	—	—	5,133
Repurchase of common stock	(906)	(6,631)	(63,012)	—	(69,643)
Balance, June 30, 2022	62,091	$—	$1,753,450	$(21,733)	$1,731,717

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2022	62,139	$12,692	$1,953,734	$(30,637)	$1,935,789
Net income	—	—	54,552	—	54,552
Other comprehensive income (loss)	—	—	—	(10,695)	(10,695)
Cash dividends ($0.60 per share)	—	—	(37,099)	—	(37,099)
Issuance of common stock related to stock-based compensation, net	173	224	—	—	224
Stock-based compensation expense	—	11,208	—	—	11,208
Repurchase of common stock	(954)	(23,493)	(55,197)	—	(78,690)
Excise taxes related to repurchase of common stock	—	(631)	—	—	(631)
Balance, June 30, 2023	61,358	$—	$1,915,990	$(41,332)	$1,874,658
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2021	65,164	$—	$1,993,628	$(4,376)	$1,989,252
Net income	—	—	74,000	—	74,000
Other comprehensive income (loss)	—	—	—	(17,357)	(17,357)
Cash dividends ($0.60 per share)	—	—	(37,926)	—	(37,926)
Issuance of common stock related to stock-based compensation, net	162	52	—	—	52
Stock-based compensation expense	—	10,636	—	—	10,636
Repurchase of common stock	(3,235)	(10,688)	(276,252)	—	(286,940)
Balance, June 30, 2022	62,091	$—	$1,753,450	$(21,733)	$1,731,717
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2023, December 31, 2022 and June 30, 2022, the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The December 31, 2022 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

None.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 8

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 2 — REVENUES

DISAGGREGATED REVENUE

As disclosed below in Note 9, the Company has four geographic reportable segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA") and Canada.

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended June 30, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$325,525	$68,662	$72,271	$22,507	$488,965
Footwear	73,584	24,667	28,583	5,134	131,968
Total	$399,109	$93,329	$100,854	$27,641	$620,933
Channel net sales
Wholesale	$185,352	$41,663	$87,634	$13,633	$328,282
Direct-to-consumer	213,757	51,666	13,220	14,008	292,651
Total	$399,109	$93,329	$100,854	$27,641	$620,933

	Three Months Ended June 30, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$348,592	$54,379	$37,542	$27,805	$468,318
Footwear	63,893	18,446	20,000	7,406	109,745
Total	$412,485	$72,825	$57,542	$35,211	$578,063
Channel net sales
Wholesale	$201,880	$28,308	$47,259	$22,449	$299,896
Direct-to-consumer	210,605	44,517	10,283	12,762	278,167
Total	$412,485	$72,825	$57,542	$35,211	$578,063

	Six Months Ended June 30, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$741,453	$169,083	$144,228	$66,803	$1,121,567
Footwear	175,131	60,659	64,915	19,254	319,959
Total	$916,584	$229,742	$209,143	$86,057	$1,441,526
Channel net sales
Wholesale	$444,702	$112,825	$172,212	$51,031	$780,770
Direct-to-consumer	471,882	116,917	36,931	35,026	660,756
Total	$916,584	$229,742	$209,143	$86,057	$1,441,526

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$733,820	$140,304	$100,811	$59,326	$1,034,261
Footwear	180,559	54,264	51,448	19,041	305,312
Total	$914,379	$194,568	$152,259	$78,367	$1,339,573
Channel net sales
Wholesale	$449,389	$88,246	$122,553	$47,932	$708,120
Direct-to-consumer	464,990	106,322	29,706	30,435	631,453
Total	$914,379	$194,568	$152,259	$78,367	$1,339,573

PERFORMANCE OBLIGATIONS

For the three and six months ended June 30, 2023 and 2022, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of June 30, 2023, December 31, 2022 and June 30, 2022, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(21,488)	(20,663)	(19,838)
Accumulated amortization	(35,686)	(34,861)	(34,036)
Net carrying amount	1,512	2,337	3,162
Intangible assets with indefinite lives	79,221	79,221	97,921
Intangible assets, net	$80,733	$81,558	$101,083

Amortization expense for intangible assets subject to amortization was $0.4 million for the three months ended June 30, 2023 and 2022, and was $0.8 million for the six months ended June 30, 2023 and 2022.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following table presents the remaining estimated annual amortization expense of intangible assets with definite lives for the years 2023 through 2028:

(in thousands)
2023	$825
2024	687
2025	—
2026	—
2027	—
2028	—

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

NOTE 5 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2023, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of June 30, 2023, the Company had repurchased 32.7 million shares at an aggregate purchase price of $1,549.3 million and had $450.7 million remaining available, excluding excise tax. During the three and six months ended June 30, 2023, the Company repurchased an aggregate of $62.9 million and $78.7 million, respectively, of common stock under this program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 6 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options	$1,898	$1,939	$3,936	$3,835
Restricted stock units	3,502	3,194	7,272	6,801
Total	$5,400	$5,133	$11,208	$10,636

STOCK OPTIONS

During the six months ended June 30, 2023, the Company granted a total of 485,806 stock options at a weighted average grant date fair value of $22.71 per option. As of June 30, 2023, unrecognized costs related to outstanding stock options totaled $16.8 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.51 years.

RESTRICTED STOCK UNITS

During the six months ended June 30, 2023, the Company granted 281,154 restricted stock units at a weighted average grant date fair value of $82.81 per restricted stock unit. As of June 30, 2023, unrecognized costs related to outstanding restricted stock units totaled $32.6 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 2.81 years.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 12

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Weighted average common shares outstanding, used in computing basic earnings per share	61,655	62,554	61,893	63,409
Effect of dilutive stock options and restricted stock units	126	141	229	245
Weighted average common shares outstanding, used in computing diluted earnings per share	61,781	62,695	62,122	63,654

Earnings per share:
Basic	$0.14	$0.11	$0.88	$1.17
Diluted	$0.14	$0.11	$0.88	$1.16

Anti-dilutive common shares (1)	2,213	2,061	1,789	1,709
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

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2023	$16,369	$(50,947)	$(34,578)
Other comprehensive income (loss) before reclassifications	2,404	(6,028)	(3,624)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(3,130)	—	(3,130)
Net other comprehensive income (loss) during the period	(726)	(6,028)	(6,754)
Balance as of June 30, 2023	$15,643	$(56,975)	$(41,332)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Available-for-sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2022	$(451)	$7,823	$(16,546)	$(9,174)
Other comprehensive income (loss) before reclassifications	—	16,453	(28,818)	(12,365)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(645)	—	(194)
Net other comprehensive income (loss) during the period	451	15,808	(28,818)	(12,559)
Balance as of June 30, 2022	$—	$23,631	$(45,364)	$(21,733)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2022	$21,790	$(52,427)	$(30,637)
Other comprehensive income (loss) before reclassifications	726	(4,548)	(3,822)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(6,873)	—	(6,873)
Net other comprehensive income (loss) during the period	(6,147)	(4,548)	(10,695)
Balance as of June 30, 2023	$15,643	$(56,975)	$(41,332)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2021	$—	$9,914	$(14,290)	$(4,376)
Other comprehensive income (loss) before reclassifications	(451)	14,589	(31,074)	(16,936)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(872)	—	(421)
Net other comprehensive income (loss) during the period	—	13,717	(31,074)	(17,357)
Balance as of June 30, 2022	$—	$23,631	$(45,364)	$(21,733)
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

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following tables present financial information for the Company's reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales to unrelated entities:
U.S.	$399,109	$412,485	$916,584	$914,379
LAAP	93,329	72,825	229,742	194,568
EMEA	100,854	57,542	209,143	152,259
Canada	27,641	35,211	86,057	78,367
	$620,933	$578,063	$1,441,526	$1,339,573
Segment operating income (loss):
U.S.	$55,058	$67,346	$136,658	$180,522
LAAP	4,097	(3,061)	22,423	9,941
EMEA	15,041	(1,030)	35,395	15,469
Canada	114	3,535	10,915	11,676
Total segment operating income	74,310	66,790	205,391	217,608
Unallocated corporate expenses	(68,081)	(58,017)	(142,735)	(125,169)
Interest income, net	3,506	499	6,789	894
Other non-operating income (expense), net	(185)	(1,435)	665	(1,391)
Income before income tax	$9,550	$7,837	$70,110	$91,942

CONCENTRATIONS

The Company had one customer that accounted for approximately 14.6%, 13.8% and 12.3% of Accounts receivable, net as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively. The Company did not have any customer that accounted for 10% or more of Net sales for the three and six months ended June 30, 2023 and June 30, 2022.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 15

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

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$598,621	$514,365	$542,879
Derivative instruments not designated as hedges:
Currency forward contracts	$465,182	$448,838	$239,676

As of June 30, 2023, $18.1 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales, Cost of sales, or Other non-operating income (expense), net in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales, Cost of sales, or Other non-operating income (expense), net in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of June 30, 2023, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $7.1 million as of June 30, 2023. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	June 30, 2023	December 31, 2022	June 30, 2022
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$13,448	$20,306	$18,212
Currency forward contracts	Other non-current assets	3,535	7,153	13,158
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	3,229	1,249	444
Currency forward contracts	Other long-term liabilities	1,532	1,770	261
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	5,860	3,027	4,085
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,936	2,533	1,410

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 16

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2023	2022	2023	2022
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income (loss), net of tax	—	$2,404	$16,453	$726	$14,589
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	55	(40)	246	(176)
Gain reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	3,513	948	9,275	1,259
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	5	—	(2)	222
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	(93)	707	(1,280)	1,297

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 17

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$60,565	$—	$—	$60,565
Short-term investments:
Available-for-sale short-term investments: (1)
U.S. Government treasury bills	—	69,751	—	69,751
Other short-term investments:
Money market funds	287	—	—	287
Mutual fund shares	1,187	—	—	1,187
Prepaid expenses and other current assets:
Derivative financial instruments	—	19,308	—	19,308
Other non-current assets:
Money market funds	1,688	—	—	1,688
Mutual fund shares	22,137	—	—	22,137
Derivative financial instruments	—	3,535	—	3,535
Total assets measured at fair value	$85,864	$92,594	$—	$178,458
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$5,165	$—	$5,165
Other long-term liabilities:
Derivative financial instruments	—	1,532	—	1,532
Total liabilities measured at fair value	$—	$6,697	$—	$6,697
(1) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 18

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 19

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,141	$—	$—	$30,141
Short-term investments:
Money market funds	81	—	—	81
Mutual fund shares	1,027	—	—	1,027
Prepaid expenses and other current assets:
Derivative financial instruments	—	22,297	—	22,297
Other non-current assets:
Money market funds	1,208	—	—	1,208
Mutual fund shares	17,826	—	—	17,826
Derivative financial instruments	—	13,158	—	13,158
Total assets measured at fair value	$50,283	$35,455	$—	$85,738
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,854	$—	$1,854
Other long-term liabilities:
Derivative financial instruments	—	261	—	261
Total liabilities measured at fair value	$—	$2,115	$—	$2,115

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 20

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Part I, Item 1 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW

As a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products, our mission is to connect active people with their passions. We manage our product line in two major categories: apparel, accessories, and equipment products and footwear products. We provide our products through our four brands: Columbia, SOREL, Mountain Hardwear, and prAna. Apparel, accessories, and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in approximately 90 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

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

Business Environment and Trends

Economic Environment Impacting Demand | We believe inflationary pressure and increased interest rates are impacting consumer and wholesale customer behavior and demand. Wholesale customers have been increasingly cautious placing advance orders, while consumer demand, particularly in the U.S., has softened and reflected a shift toward discounted merchandise.

Promotional and Clearance Environment | A surge in consumer demand in late 2021 and continuing through the first half of 2022 resulted in exceptionally low promotional levels which began to normalize in the second half of 2022. We believe consumers are seeking value and promotions in the marketplace, which has dampened demand in full price channels, particularly in the U.S., including our direct-to-consumer ("DTC") e-commerce sites and branded stores. In the first half of 2023, promotional levels were on par with or slightly above historical norms. However, the proportion of older season clearance inventory being marked down and sold through our outlet stores has increased and resulted in lower DTC product margins. We expect this trend to continue in the second half of 2023 and remain until excess inventories return to normalized levels.

Changing Consumer Expectations and Shopping Habits | Consumer behavior continues to fluctuate. We believe consumers in the U.S. are still adjusting shopping habits in a post-COVID world, including a shift back to brick-and-mortar retail shopping experiences. A culmination of other factors have and will continue to contribute to shifts in consumer preferences, including increased spending on dining, travel, and entertainment, as well as other discretionary forms of spending. As a result of these behavior shifts, anticipating future demand is increasingly challenging.

Improved Inventory Receipts | As a result of supply chain disruptions, we received Spring 2022 and Fall 2022 inventory later than expected and realized much higher than normal cancellations from our wholesale customers. Inventory production and logistics transit times have improved markedly for Spring 2023 and Fall 2023, resulting in earlier production and receipt of inventory, and enabling timely (and even early) shipment of orders to our wholesale customers. As a result, the year-over-year timing of wholesale shipments have materially impacted our net sales growth during the first half of 2023. We expect to continue to uphold these improved transit times and to be more in-line with our historical experience throughout 2023, assuming no disruptions of distribution and logistics operations.
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 21

Elevated Inventories | As a result of highly volatile shifts in supply and demand and supply chain challenges, we exited 2022 with elevated inventory. During the first half of 2023, improved on-time production and inventory transit times further contributed to an increase in our inventory levels. At the end of the second quarter of 2023, our inventory primarily reflected current season inventory and, to a lesser extent, increased carryover and older season inventory. To address our elevated inventory levels, we meaningfully reduced purchases of Spring 2023 and Fall 2023 inventory. Additionally, we are leveraging our outlet stores and recently opened temporary outlet stores to profitably clear excess inventory. To a far lesser extent, we are selling merchandise through close-out sales to our wholesale customers. We expect our inventories to begin to normalize in the second half of the year as we sell carryover and excess inventory during the Fall 2023 season.

Increased Distribution Center Capacity Pressure | Elevated inventory levels are resulting in storage and process capacity pressures within our distribution centers and third-party logistics operations. We began to experience these pressures as we received Fall 2022 inventory and expect this trend to continue through 2023. We have incurred and expect to continue to incur additional inventory carrying costs in 2023 related to incremental outside storage, and other inventory related holding and handling costs, including losses in productivity, as we look to normalize our inventory position.

China | From 2020 to 2022, government efforts to control the spread of COVID-19 in China severely impacted our business in China. We believe these efforts resulted in lower consumer demand, as well as disruption of our operations, including operations of our owned DTC stores and stores operated by our wholesale customers, and warehousing and fulfillment operations. Since the change in China's zero-COVID policy in December 2022, our business in China has experienced a surge in consumer demand. We expect to continue to see our China business improve throughout 2023.

Pricing | In response to prior supply chain and product input inflationary cost pressures, we implemented product price increases for our Spring 2023 season merchandise, which varied by market and product category. In the U.S., on average, we increased pricing by a mid-single to high-single-digit percent to mitigate inflationary pressure. As certain supply chain costs have normalized and product input costs are more stable, we have not implemented additional meaningful product price increases.

Normalized Freight Charges | For the majority of 2022, we experienced elevated ocean freight costs, which had a substantially unfavorable impact on our gross margin. Beginning in the fourth quarter of 2022, we began to experience significant declines in ocean freight costs and recently have seen ocean freight container rates returning to historical levels. Our gross margin has begun to realize the benefits of these lower costs and we anticipate these lower ocean freight costs will persist and continue to benefit gross margin throughout 2023 and into 2024.

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

Strong U.S. Dollar | In 2022, the rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our results. With the continued strength of the U.S. dollar in 2023, foreign currency translation has unfavorably impacted net sales and profitability in the first half of 2023. We anticipate foreign currency translation having a favorable impact in the second half of 2023 due to shifts in foreign currency exchange rates, including modest weakening of the U.S. dollar in comparison to the second half of 2022.

Heightened Geopolitical Risk | We believe geopolitical tensions will remain elevated and have the potential to manifest themselves in certain regions where we operate.

Increasing Regulatory Environment | Recently, the number of regulations at the global and jurisdictional level impacting our business and, in particular, our products, is increasing. We expect this trend to continue, and as result, impact our expenses, product input costs and ultimately, our products, which may in turn impact our revenue. These regulatory matters at a minimum include regulations related to climate, privacy and product chemistry. For example, in anticipation of the effectiveness of the regulations in California and New York states surrounding perfluoroalkyl and polyfluoroalkyl substances ("PFAS"), we have been working to eliminate PFAS chemicals across our global product line. We intend to stop manufacturing any apparel or footwear with PFAS intentionally added prior to our Fall 2024 season. This transition has the potential to impact the flow of our wholesale business in 2024, as well as our inventory management strategies for existing merchandise.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 22

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

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except for percentage of net sales and per share amounts)	2023		2022		2023		2022
Net sales	$620.9	100.0%	$578.1	100.0%	$1,441.5	100.0%	$1,339.6	100.0%
Cost of sales	306.9	49.4%	293.9	50.8%	728.0	50.5%	677.0	50.5%
Gross profit	314.0	50.6%	284.2	49.2%	713.5	49.5%	662.6	49.5%
Selling, general and administrative expenses	312.5	50.3%	281.3	48.7%	659.9	45.8%	580.3	43.3%
Net licensing income	4.7	0.7%	5.9	1.0%	9.1	0.6%	10.1	0.7%
Operating income	6.2	1.0%	8.8	1.5%	62.7	4.3%	92.4	6.9%
Interest income, net	3.5	0.6%	0.5	0.2%	6.7	0.5%	0.9	0.1%
Other non-operating income (loss), net	(0.1)	(0.1)%	(1.5)	(0.3)%	0.7	0.1%	(1.4)	(0.1)%
Income before income tax	9.6	1.5%	7.8	1.4%	70.1	4.9%	91.9	6.9%
Income tax expense	1.2	0.2%	0.6	0.2%	15.5	1.1%	17.9	1.4%
Net income	$8.4	1.3%	$7.2	1.2%	$54.6	3.8%	$74.0	5.5%

Diluted earnings per share	$0.14		$0.11		$0.88		$1.16

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 23

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$537.0	$6.6	$543.6	$485.9	11%	12%
SOREL	37.8	0.1	37.9	28.7	32%	32%
prAna	27.6	—	27.6	40.7	(32)%	(32)%
Mountain Hardwear	18.5	0.1	18.6	22.8	(19)%	(18)%
Total	$620.9	$6.8	$627.7	$578.1	7%	9%

Product Category Net Sales:
Apparel, Accessories and Equipment	$488.9	$5.3	$494.2	$468.4	4%	6%
Footwear	132.0	1.5	133.5	109.7	20%	22%
Total	$620.9	$6.8	$627.7	$578.1	7%	9%

Channel Net Sales:
Wholesale	$328.3	$2.5	$330.8	$299.9	9%	10%
DTC	292.6	4.3	296.9	278.2	5%	7%
Total	$620.9	$6.8	$627.7	$578.1	7%	9%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increased primarily due to international sales growth, including favorable timing of Fall 2023 international distributor shipments, and increased sales in China as the market recovers from prior year pandemic restrictions. By brand, Columbia and SOREL brands' net sales benefited from earlier shipment of Fall 2023 international distributor and wholesale orders, while all brands were impacted by a lower portion of Spring 2023 shipments occurring in the quarter compared to the same period in the prior year. Footwear growth primarily reflected earlier shipment of Fall 2023 orders and increased closeout sales. Our global DTC e-commence net sales increased 2% for the three months ended June 30, 2023 compared to the same period in the prior year.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages and basis points)	2023	2022	Change
Gross profit	$314.0	$284.2	$29.8	10%
Gross margin	50.6%	49.2%	140 bps

Gross margin expanded primarily due to the following factors:
•an approximate 210 bps related to lower inbound freight costs; and, to a lesser extent,
•year-over-year changes in inventory provisions; partially offset by
•decreased channel profitability resulting from lower DTC product margins due to increased clearance and promotional activity and lower wholesale margins reflecting actions to reduce excess inventory.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 24

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Three Months June 30,
(in millions, except for percentages and basis points)	2023	2022	Change
Selling, general and administrative expenses	$312.5	$281.3	$31.2	11%
Selling, general and administrative expenses as percent of net sales	50.3%	48.7%	160 bps

SG&A expenses growth was comprised of variable expenses incurred to support sales growth, investments to support growth strategies, increased distribution and fulfillment costs related to elevated inventory, and inflationary pressures, including increases in employee salaries and wages.

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $11.0 million, reflecting higher DTC expenses, including increased personnel expenses and costs associated with new and temporary stores;
•higher supply chain expenses, reflecting increased global distribution center expenses, including higher warehousing and fulfillment expenses, increased third-party logistics costs and investments to drive future productivity gains; and
•higher information technology related expenses, reflecting increased personnel expenses to support digital strategies.

Interest Income, net. Interest income, net is summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages)	2023	2022	Change
Interest income, net	$3.5	$0.5	$3.0	600%
Interest income, net as a percent of net sales	0.6%	0.2%

Interest income, net increased primarily reflecting higher yields on cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages)	2023	2022	Change
Income tax expense	$1.2	$0.6	$0.6	100%
Effective income tax rate	12.6%	8.6%

Our effective income tax rate for the three months ended June 30, 2023 and 2022 were impacted by discrete tax items, which lowered the effective income tax rate for each period. For the three months ended June 30, 2023 and 2022, our effective income tax rate was primarily impacted by a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 25

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$1,239.8	$25.8	$1,265.6	$1,129.7	10%	12%
SOREL	98.3	1.0	99.3	92.3	7%	8%
prAna	60.1	—	60.1	73.4	(18)%	(18)%
Mountain Hardwear	43.3	0.6	43.9	44.2	(2)%	(1)%
Total	$1,441.5	$27.4	$1,468.9	$1,339.6	8%	10%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,121.5	$20.2	$1,141.7	$1,034.3	8%	10%
Footwear	320.0	7.2	327.2	305.3	5%	7%
Total	$1,441.5	$27.4	$1,468.9	$1,339.6	8%	10%

Channel Net Sales:
Wholesale	$780.8	$13.6	$794.4	$708.1	10%	12%
Direct-to-consumer	660.7	13.8	674.5	631.5	5%	7%
Total	$1,441.5	$27.4	$1,468.9	$1,339.6	8%	10%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increased primarily due to international sales growth, including favorable timing of Fall 2023 international distributor shipments, increased sales in China as that market recovers from prior year pandemic restrictions and strong results in our EMEA direct business. Columbia brand net sales benefited from earlier shipment of Fall 2023 international distributor and wholesale orders partially offset by a lower portion of Fall 2022 and Spring 2023 wholesale orders occurring in the first half of 2023 compared to the same period in the prior year. While our wholesale business benefited from earlier production and receipt of inventory, Columbia and SOREL brand net sales were tempered by challenging dynamics in the footwear market. Our DTC e-commerce net sales remained flat year-over-year for the six months ended June 30, 2023 compared to the same period in the prior year.

Gross Profit. Gross profit is summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages and basis points)	2023	2022	Change
Gross profit	$713.5	$662.6	$50.9	8%
Gross margin	49.5%	49.5%	0 bps

Gross margin was flat primarily due to the following factors:
•lower inbound freight costs; offset by
•unfavorable channel profitability reflecting the net effect of lower DTC product margins and higher wholesale margins.

Lower DTC margins discussed above were primarily driven by higher clearance and promotional activity, including a greater proportion of sales resulting from excess inventory. Higher wholesale margins discussed above were primarily driven by price increases more than offsetting inflationary product costs, partially offset by actions to reduce excess inventory.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 26

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages and basis points)	2023	2022	Change
Selling, general and administrative expenses	$659.9	$580.3	$79.6	14%
Selling, general and administrative expenses as percent of net sales	45.8%	43.3%	250 bps

SG&A expenses growth was comprised of variable expenses incurred to support sales growth, investments to support growth strategies, increased distribution and fulfillment costs related to elevated inventory, and inflationary pressures including increases in employee salaries and wages.

SG&A expenses increased primarily due to the following factors:
•higher supply chain expenses of $27.6 million, reflecting increased global distribution center expenses resulting from elevated inventory levels, including higher warehousing and fulfillment expenses, as well as third-party logistics transition-related costs; and
•higher omni-channel expenses of $24.8 million, reflecting higher DTC expenses, including variable expenses including personnel expenses and costs associated with new and temporary stores.

Interest Income, net. Interest income, net is summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages)	2023	2022	Change
Interest income, net	$6.7	$0.9	$5.8	644%
Interest income, net as a percent of net sales	0.5%	0.1%

Interest income, net increased primarily reflecting higher yields on cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages)	2023	2022	Change
Income tax expense	$15.5	$17.9	$(2.4)	(13)%
Effective income tax rate	22.2%	19.5%

Our effective income tax rates for the six months ended June 30, 2023 and 2022 were impacted by discrete tax items, which lowered the effective income tax rate in each period. For the six months ended June 30, 2023, our effective income tax rate was primarily impacted by a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction. For the six months ended June 30, 2022, our effective income tax rate was primarily impacted by a benefit related to the finalization of the U.S. and foreign audits and a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 27

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net sales by geographic segment are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$399.1	$—	$399.1	$412.5	(3)%	(3)%
LAAP	93.3	4.9	98.2	72.8	28%	35%
EMEA	100.8	—	100.8	57.6	75%	75%
Canada	27.7	1.9	29.6	35.2	(21)%	(16)%
	$620.9	$6.8	$627.7	$578.1	7%	9%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income (loss) for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2023	2022	Change
U.S.	$55.1	$67.3	$(12.2)
LAAP	4.1	(3.1)	7.2
EMEA	15.0	(1.0)	16.0
Canada	0.1	3.5	(3.4)
Total segment operating income	74.3	66.7	7.6
Unallocated corporate expenses	(68.1)	(57.9)	(10.2)
Operating income	$6.2	$8.8	$(2.6)

U.S.

U.S. operating income decreased $12.2 million to $55.1 million, or 13.8% of net sales, for the second quarter of 2023 from $67.3 million, or 16.3% of net sales, for the comparable period in 2022. The decrease was driven primarily by decreased net sales and increased SG&A expenses. U.S. net sales decreased $13.4 million, or 3%, for the second quarter of 2023, compared to the same period in 2022. U.S. net sales decreased primarily in our U.S. wholesale business for Columbia, prAna, and Mountain Hardwear brands. Decreased U.S. wholesale net sales reflected unfavorable impacts from timing of wholesale shipments, including a lower portion of Spring 2023 orders, partially offset by a higher portion of Fall 2023 shipments in the second quarter compared to the same period in the prior year. U.S. DTC net sales increased primarily due to sales growth generated from our retail stores, partially offset by decreased net sales in our e-commerce business. As of June 30, 2023, our U.S. business operated 157 retail stores, compared to 147 stores as of June 30, 2022. In addition, we opened temporary outlet stores during the second quarter of 2023 to support excess inventory liquidation efforts. SG&A expenses increased as a percentage of net sales to 38.7% for the second quarter of 2023 compared to 34.1% for the same period in 2022, primarily driven by increased DTC expenses reflecting increased personnel expenses and costs associated with new and temporary stores, as well as higher warehousing and fulfillment expenses resulting from elevated inventory levels.
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 28

LAAP

LAAP operating income increased $7.2 million to $4.1 million, or 4.4% of net sales, for the second quarter of 2023 from an operating loss of $3.1 million, or (4.2)% of net sales, for the comparable period in 2022. The increase was driven primarily by increased net sales and decreased SG&A expense as a percentage of net sales. LAAP net sales increased $20.5 million, or 28% (35% constant-currency), for the second quarter of 2023, compared to the same period in 2022, primarily in our China and LAAP distributor businesses. LAAP net sales reflected higher consumer demand in China as we lapped prior year government mandated restrictions to prevent the spread of COVID-19, as well as increased net sales due to earlier shipment of higher Fall 2023 distributor orders compared to shipments in the prior year. LAAP SG&A expenses decreased as a percentage of net sales to 53.1% for the second quarter of 2023 compared to 61.4% for the same period in 2022, primarily driven by leveraging of fixed operating expenses.

EMEA

EMEA operating income increased $16.0 million to $15.0 million, or 14.9% of net sales, for the second quarter of 2023 from an operating loss of $1.0 million, or (1.8)% of net sales, for the comparable period in 2022. The increase was driven primarily by increased net sales and decreased SG&A expense as a percentage of net sales. EMEA net sales increased $43.2 million, or 75%, for the second quarter of 2023, compared to the same period in 2022, driven by increased net sales in our EMEA distributor business. EMEA distributor net sales increased primarily due to the earlier shipment of Fall 2023 shipments in the second quarter compared to the same period in the prior year. EMEA SG&A expenses decreased as a percentage of net sales to 26.7% for the second quarter of 2023 compared to 44.5% in 2022, primarily driven by leveraging of fixed operating expenses.

Canada

Canada operating income decreased $3.4 million to $0.1 million, or 0.4% of net sales, for the second quarter of 2023 from $3.5 million, or 10.0% of net sales, for the comparable period in 2022. The decrease primarily resulted from decreased net sales. Canada net sales decreased $7.5 million, or 21% (16% constant-currency), for the second quarter of 2023, compared to the same period in 2022. Canada net sales decreased primarily due a lower portion of Spring 2023 shipments occurring in the second quarter compared to the same period in the prior year. Canada SG&A expenses increased as a percentage of net sales to 48.5% for the second quarter of 2023 compared to 34.9% for the same period in 2022, primarily driven by deleverage of fixed operating expenses resulting from the decline in net sales.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $10.2 million to $68.1 million in second quarter of 2023, from $57.9 million in 2022, primarily driven by higher personnel expense.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net sales by geographic segment are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$916.6	$—	$916.6	$914.4	—%	—%
LAAP	229.7	16.8	246.5	194.5	18%	27%
EMEA	209.1	5.3	214.4	152.3	37%	41%
Canada	86.1	5.3	91.4	78.4	10%	17%
	$1,441.5	$27.4	$1,468.9	$1,339.6	8%	10%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 29

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2023	2022	Change
U.S.	$136.7	$180.5	$(43.8)
LAAP	22.4	9.9	12.5
EMEA	35.4	15.5	19.9
Canada	10.9	11.7	(0.8)
Total segment operating income	205.4	217.6	(12.2)
Unallocated corporate expenses	(142.7)	(125.2)	(17.5)
Operating income	$62.7	$92.4	$(29.7)

U.S.

U.S. operating income decreased $43.8 million to $136.7 million, or 14.9% of net sales, for the six months ended June 30, 2023 from $180.5 million, or 19.7% of net sales, for the comparable period in 2022. The decrease was driven primarily by increased SG&A expenses. U.S. net sales increased $2.2 million, or less than 1%, for the six months ended June 30, 2023, compared to the same period in 2022. U.S. net sales increased primarily due to higher DTC consumer demand, largely offset by unfavorable impacts from the timing of wholesale shipments. U.S. DTC net sales increased primarily for the Columbia brand due to sales growth generated from our retail stores, partially offset by decreased net sales in our e-commerce business. U.S. wholesale net sales decreased primarily due to impacts from timing of shipments, reflecting a lower portion of Fall 2022 and Spring 2023 order shipping, partially offset by a higher portion of Fall 2023 orders shipped during the six months ended June 30, 2023 compared to the same period in the prior year. As of June 30, 2023, our U.S. business operated 157 retail stores, compared to 147 stores as of June 30, 2022. In addition, we opened temporary outlet stores during the second quarter of 2023 to support excess inventory liquidation efforts. SG&A expenses increased as a percentage of net sales to 35.6% for the six months ended June 30, 2023 compared to 30.5% for the same period in 2022, primarily driven by increased warehousing and fulfillment expenses resulting from elevated inventory levels and higher DTC expenses reflecting higher personnel and costs associated with new and temporary stores.

LAAP

LAAP operating income increased $12.5 million to $22.4 million, or 9.8% of net sales, for the six months ended June 30, 2023 from $9.9 million, or 5.1% of net sales, for the comparable period in 2022. The increase was driven primarily by increased net sales and decreased SG&A expenses as a percentage of net sales. LAAP net sales increased $35.2 million, or 18% (27% constant-currency), for the six months ended June 30, 2023, compared to the same period in 2022. Increased LAAP net sales was primarily driven by our China and LAAP distributor businesses, partially offset by declines in our Korea business. LAAP net sales increased due to higher consumer demand, including demand in China reflecting the change in its zero-COVID policy and prior year related lockdowns, as well as earlier shipment of Fall 2023 distributor orders compared to shipments in the same period in the prior year. LAAP SG&A expenses decreased as a percentage of net sales to 45.7% for the six months ended June 30, 2023 compared to 52.1% for the same period in 2022, primarily driven by leveraging of fixed operating expenses.

EMEA

EMEA operating income increased $19.9 million to $35.4 million, or 16.9% of net sales, for the six months ended June 30, 2023 from $15.5 million, or 10.2% of net sales, for the comparable period in 2022. The increase was driven primarily by increased net sales and decreased SG&A expenses as a percentage of net sales. EMEA net sales increased $56.8 million, or 37% (41% constant-currency), for the six months ended June 30, 2023, compared to the same period in 2022, driven by increased net sales in our EMEA distributor and Europe-direct businesses. EMEA distributor net sales increased primarily due to earlier shipment of Fall 2023 orders compared to shipments in the same period in the prior year, tempered by our prior year decision to pause taking new orders from a third-party international distributor for Russia, Ukraine and Belarus markets. Europe-direct net sales increased primarily due to broad-based growth across wholesale and DTC businesses. EMEA SG&A expenses decreased as a percentage of net sales to 27.4% for the six months ended June 30, 2023 compared to 33.2% for the same period in 2022, primarily driven by leveraging of fixed operating expenses.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 30

Canada

Canada operating income decreased $0.8 million to $10.9 million, or 12.7% of net sales, for the six months ended June 30, 2023 from $11.7 million, or 14.9% of net sales for the comparable period in 2022. The decrease primarily resulted from increased net sales more than offset by increased SG&A expenses as a percentage of net sales. Canada net sales increased $7.7 million, or 10% (17% constant-currency), for the six months ended June 30, 2023, compared to the same period in 2022, driven by increased net sales in our Canada DTC and wholesale businesses. Canada SG&A expenses increased as a percentage of net sales to 33.8% for the six months ended June 30, 2023, compared to 31.4% for the same period in 2022.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $17.5 million to $142.7 million for the six months ended June 30, 2023 from $125.2 million for the same period in 2022, primarily driven by higher personnel expense.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had approximately $810 million in total liquidity as of June 30, 2023. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

Cash Flow Activities

Cash flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$9.7	$(112.7)	$122.4
Investing activities	(89.9)	101.9	(191.8)
Financing activities	(115.2)	(325.3)	210.1
Net effect of exchange rate changes on cash	(3.3)	(14.2)	10.9
Net decrease in cash and cash equivalents	$(198.7)	$(350.3)	$151.6

The change in cash flows provided by operating activities was driven by a $139.2 million decrease in cash used in changes in assets and liabilities, partially offset by a $16.8 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories, and to a lesser extent, Accounts payable, Prepaid expenses and other current assets, and Accrued liabilities. The $197.0 million decrease in cash used in Inventories reflected less of an increase in inventory for the first half of 2023 as we curtailed inventory purchases due to elevated inventories exiting 2022 and to eventually align inventory supply with future demand. The $53.6 million increase in cash provided by Prepaid expenses and other current assets was primarily driven by changes to inventory prepayments. These amounts were partially offset by the $105.1 million increase in cash used in Accounts payable primarily resulting from earlier production and payment of Fall 2023 inventory and the $23.6 million increase in cash used in Accrued liabilities, which was primarily driven by higher sales reserves at the beginning of 2023 as compared to 2022 as a result of higher sales in the fourth quarter of 2022.

Net cash used in investing activities was $89.9 million for the six months ended June 30, 2023, compared to $101.9 million of cash provided by investing activities for the six months ended June 30, 2022. For the 2023 period, net cash used in investing activities consisted of $67.1 million in net purchases of short-term investments and $22.8 million in cash used for capital expenditures. For the 2022 period, net cash provided by investing activities consisted of $130.9 million in net sales and maturities of short-term investments partially offset by $29.0 million in cash used for capital expenditures.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 31

Net cash used in financing activities was $115.2 million for the six months ended June 30, 2023 compared to $325.3 million for the six months ended June 30, 2022. For the 2023 period, net cash used in financing activities primarily consisted of repurchases of common stock of $78.3 million and dividend payments to our shareholders of $37.1 million. For the 2022 period, net cash used in financing activities primarily consisted of repurchases of common stock of $287.4 million and dividend payments to our shareholders of $37.9 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of June 30, 2023, we had cash and cash equivalents of $231.6 million and short-term investments of $71.2 million, compared to $430.2 million and $0.7 million, respectively, as of December 31, 2022 and $413.1 million and $1.1 million, respectively, as of June 30, 2022.

Domestic Credit Facility

Refer to Note 7 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the domestic credit facility.

As of June 30, 2023, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

International Credit Facility

As of June 30, 2023, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.8 million). There was no balance outstanding under the facility.

Other Sources

As of June 30, 2023, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$105.8 million. There was no balance outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of June 30, 2023, our inventory balance increased to $1,162.5 million, compared to $962.9 million as of June 30, 2022, driven by earlier receipts of current season product, and, to a lesser extent, higher carryover and older season inventory. We believe older season inventories represent a manageable portion of our total inventory mix. To address higher inventory levels, we have adjusted future inventory purchases and we are leveraging our outlet stores to sell excess merchandise. We expect our inventories to begin to normalize in the second half of the year as we sell carryover and excess inventory during the Fall 2023 season.

We have planned 2023 capital expenditures of approximately $60 to $70 million. This includes investments in our DTC operations, including new stores, U.S. distribution projects to increase efficiency and expand storage, corporate facilities improvements, and digital and supply chain capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction as well as the availability of capital assets from suppliers.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 32

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

Other cash commitments

Our inventory purchase obligations were $301.9 million as of June 30, 2023, compared to $401.4 million and $654.4 million as of December 31, 2022 and June 30, 2022, respectively.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 33

require information to be disclosed in our Exchange Act reports to be (1) recorded, processed, summarized, and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of June 30, 2023 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 34

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 35

conditions and the resulting impact on consumer and customer demand. The magnitude by which global weather patterns trend warmer will influence the extent to which consumer and customer demand for our outerwear products will be negatively affected.
•Shifts in Retail Traffic Patterns. Shifts in consumer purchasing patterns in our key markets may have an adverse effect on our DTC operations and the financial health of certain of our wholesale customers, some of whom may reduce their brick and mortar store fleet, file for protection under bankruptcy laws, restructure, or cease operations. These related business impacts have already occurred at certain of our wholesale customers. We face increased risk of order reduction and cancellation when dealing with financially ailing wholesale customers. We also extend credit to our wholesale customers based on an assessment of the wholesale customer's financial condition, generally without requiring collateral. We may choose (and have chosen in the past) to limit our credit risk by reducing our level of business with wholesale customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our DTC businesses within a reasonable period or at all.
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

We do not have long-term contracts with any of our wholesale customers. We do have contracts with our independent international distributors; although these contracts may have annual purchase minimums that must be met in order to retain distribution rights, the distributors are not otherwise obligated to purchase products from us. Sales to our wholesale customers (other than our international distributors) are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling prior to shipment of orders. We place the majority of our orders for products with our contract manufacturers for our wholesale customers based on these advance orders. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major wholesale customers experience a significant downturn in business or fail to remain committed to our products or brands, or if we are unable to deliver products to our wholesale customers in the agreed upon manner or reach mutually agreeable accommodations, these customers could postpone, reduce, cancel, or discontinue purchases from us, including after we have begun production on any order, or seek to impose chargebacks.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 36

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 37

In addition, the ability to move products over larger geographical distances could be constrained by ocean, air and trucking cargo capacity constraints or labor disruptions, or such constraints or disruptions at ports or borders. These constraints and disruptions could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. In addition, increases in distribution costs, including but not limited to freight costs, could adversely affect our costs, which we may not be able to offset through price increases or decreased promotions.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 38

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 39

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 40

Certain of Our Products Are Subject to Product Regulations and/or Carry Warranties, Which May Cause an Increase to Our Expenses in the Event of Non-Compliance and/or Warranty Claims.

Our products are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations, including those pertaining to PFAS and other environmental impacts. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons, a loss of advance orders from wholesale customers or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 41

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 42

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

Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings.

Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, certain of our operations in Europe include a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Matters that may affect our workforce (including COVID-19 infections or the risk thereof) at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create risks for our business, particularly if these matters result in work shut-downs (with little to no notice), slowdowns, lockouts, strikes, limitations on the number of individuals able to work (e.g. social distancing) or other disruptions. The foregoing includes potential impacts to our business as a result of the International Longshore and Warehouse Union and Teamsters negotiations. Labor matters may have a material adverse effect on our business, potentially resulting in canceled orders by customers, inability to fulfill potential e-commerce demand, unanticipated inventory accumulation and reduced net sales and net income.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 43

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 44

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of June 30, 2023, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of holders.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of our share repurchase program in 2004 through June 30, 2023, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of June 30, 2023, we had repurchased 32.7 million shares at an aggregate purchase price of $1,549.3 million, and had $450.7 million remaining available, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 through April 30, 2023	110,900	$85.67	110,900	$504.1
May 1, 2023 through May 31, 2023	612,848	$80.95	612,848	$454.5
June 1, 2023 through June 30, 2023	50,100	$76.37	50,100	$450.7
Total	773,848	$81.33	773,848	$450.7

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 45

ITEM 5.	Other Information

Securities Trading Plans of Directors and Officers

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the second quarter of 2023.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 46

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	August 8, 2023	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q2 2023 FORM 10-Q | 47