Form 10-Q
period 2023-09-30
COLUMBIA SPORTSWEAR CO
filed 2023-11-02
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
The number of shares outstanding of the registrant's common stock on October 20, 2023 was 60,507,773.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, the promotional environment, storage and processing capacity, inventory levels, inventory carrying costs, shipping timing, consumer spending and preferences, freight charges, scale efficiencies, inflationary pressures, foreign currency translation, the geopolitical environment, consumer behaviors and expectations, the regulatory environment, the impact of seasonal trends, materiality of legal matters, risk management strategies, capital expenditures, our short and long-term cash needs and our ability to meet those needs, amortization expenses, and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$213,282	$430,241	$159,221
Short-term investments	1,474	722	972
Accounts receivable, net of allowance of $6,659, $5,443 and $5,822, respectively	686,821	547,561	600,457
Inventories	885,163	1,028,545	1,056,905
Prepaid expenses and other current assets	96,016	129,872	142,055
Total current assets	1,882,756	2,136,941	1,959,610
Property, plant and equipment, net of accumulated depreciation of $653,545, $623,911 and $608,522, respectively	283,095	291,214	287,338
Operating lease right-of-use assets	339,538	324,409	328,893
Intangible assets, net	80,321	81,558	100,672
Goodwill	51,694	51,694	68,594
Deferred income taxes	89,801	94,162	76,899
Other non-current assets	71,738	71,568	68,146
Total assets	$2,798,943	$3,051,546	$2,890,152
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$4,441
Accounts payable	162,222	322,472	336,782
Accrued liabilities	283,799	328,759	279,226
Operating lease liabilities	72,685	68,685	65,866
Income taxes payable	7,254	18,802	10,341
Total current liabilities	525,960	738,718	696,656
Non-current operating lease liabilities	323,508	310,625	314,565
Income taxes payable	24,218	33,251	33,215
Deferred income taxes	—	143	—
Other long-term liabilities	29,946	33,020	30,913
Total liabilities	903,632	1,115,757	1,075,349
Commitments and contingencies (Note 4)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 60,526, 62,139 and 62,105 issued and outstanding, respectively	—	12,692	5,803
Retained earnings	1,942,709	1,953,734	1,846,570
Accumulated other comprehensive income (loss)	(47,398)	(30,637)	(37,570)
Total shareholders' equity	1,895,311	1,935,789	1,814,803
Total liabilities and shareholders' equity	$2,798,943	$3,051,546	$2,890,152

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net sales	$985,683	$955,059	$2,427,209	$2,294,632
Cost of sales	505,486	496,564	1,233,467	1,173,530
Gross profit	480,197	458,495	1,193,742	1,121,102
Selling, general and administrative expenses	351,563	318,957	1,011,490	899,301
Net licensing income	5,920	5,723	14,958	15,899
Operating income	134,554	145,261	197,210	237,700
Interest income, net	1,870	765	8,659	1,659
Other non-operating income (expense), net	(311)	(269)	354	(1,660)
Income before income tax	136,113	145,757	206,223	237,699
Income tax expense	32,605	34,007	48,163	51,949
Net income	$103,508	$111,750	$158,060	$185,750

Earnings per share:
Basic	$1.70	$1.80	$2.57	$2.95
Diluted	$1.70	$1.80	$2.56	$2.94
Weighted average shares outstanding:
Basic	60,844	62,098	61,575	62,967
Diluted	60,932	62,210	61,775	63,178

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$103,508	$111,750	$158,060	$185,750
Other comprehensive income (loss):
Change in derivative transactions (net of tax effects of $(960), $(4,856), $1,139, and $(9,944), respectively)	3,593	14,221	(2,554)	27,938
Foreign currency translation adjustments (net of tax effects of $325, $126, $282 and $1,123, respectively)	(9,659)	(30,058)	(14,207)	(61,132)
Other comprehensive income (loss)	(6,066)	(15,837)	(16,761)	(33,194)
Comprehensive income	$97,442	$95,913	$141,299	$152,556

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$158,060	$185,750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	93,365	86,569
Provision for uncollectible accounts receivable	2,010	(1,745)
Loss on disposal or impairment of property, plant and equipment, and right-of-use assets	568	2,455
Deferred income taxes	4,236	1,712
Stock-based compensation	17,026	16,071
Changes in operating assets and liabilities:
Accounts receivable	(146,139)	(129,251)
Inventories	135,417	(443,194)
Prepaid expenses and other current assets	26,809	(27,535)
Other assets	(3,106)	2,260
Accounts payable	(152,168)	63,868
Accrued liabilities	(42,251)	(18,409)
Income taxes payable	(20,434)	(14,299)
Operating lease assets and liabilities	(49,322)	(49,159)
Other liabilities	(1,897)	(3,182)
Net cash provided by (used in) operating activities	22,174	(328,089)
Cash flows from investing activities:
Purchases of short-term investments	(117,877)	(44,876)
Sales and maturities of short-term investments	120,747	175,827
Capital expenditures	(41,355)	(42,489)
Net cash provided by (used in) investing activities	(38,485)	88,462
Cash flows from financing activities:
Proceeds from credit facilities	837	12,660
Repayments on credit facilities	(837)	(8,133)
Payment of line of credit issuance fees	—	(604)
Proceeds from issuance of common stock related to stock-based compensation	7,081	4,598
Tax payments related to stock-based compensation	(4,620)	(4,178)
Repurchase of common stock	(144,633)	(287,443)
Cash dividends paid	(55,379)	(56,556)
Net cash used in financing activities	(197,551)	(339,656)
Net effect of exchange rate changes on cash	(3,097)	(24,900)
Net decrease in cash and cash equivalents	(216,959)	(604,183)
Cash and cash equivalents, beginning of period	430,241	763,404
Cash and cash equivalents, end of period	$213,282	$159,221
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$66,580	$59,584
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$5,389	$7,502

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2023	61,358	$—	$1,915,990	$(41,332)	$1,874,658
Net income	—	—	103,508	—	103,508
Other comprehensive income (loss)	—	—	—	(6,066)	(6,066)
Cash dividends ($0.30 per share)	—	—	(18,280)	—	(18,280)
Issuance of common stock related to stock-based compensation, net	55	2,237	—	—	2,237
Stock-based compensation expense	—	5,818	—	—	5,818
Repurchase of common stock	(887)	(7,435)	(58,509)	—	(65,944)
Excise taxes related to repurchase of common stock	—	(620)	—	—	(620)
Balance, September 30, 2023	60,526	$—	$1,942,709	$(47,398)	$1,895,311

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2022	62,091	$—	$1,753,450	$(21,733)	$1,731,717
Net income	—	—	111,750	—	111,750
Other comprehensive income (loss)	—	—	—	(15,837)	(15,837)
Cash dividends ($0.30 per share)	—	—	(18,630)	—	(18,630)
Issuance of common stock related to stock-based compensation, net	14	368	—	—	368
Stock-based compensation expense	—	5,435	—	—	5,435
Balance, September 30, 2022	62,105	$5,803	$1,846,570	$(37,570)	$1,814,803

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2022	62,139	$12,692	$1,953,734	$(30,637)	$1,935,789
Net income	—	—	158,060	—	158,060
Other comprehensive income (loss)	—	—	—	(16,761)	(16,761)
Cash dividends ($0.90 per share)	—	—	(55,379)	—	(55,379)
Issuance of common stock related to stock-based compensation, net	228	2,461	—	—	2,461
Stock-based compensation expense	—	17,026	—	—	17,026
Repurchase of common stock	(1,841)	(30,928)	(113,706)	—	(144,634)
Excise taxes related to repurchase of common stock	—	(1,251)	—	—	(1,251)
Balance, September 30, 2023	60,526	$—	$1,942,709	$(47,398)	$1,895,311

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2021	65,164	$—	$1,993,628	$(4,376)	$1,989,252
Net income	—	—	185,750	—	185,750
Other comprehensive income (loss)	—	—	—	(33,194)	(33,194)
Cash dividends ($0.90 per share)	—	—	(56,556)	—	(56,556)
Issuance of common stock related to stock-based compensation, net	176	420	—	—	420
Stock-based compensation expense	—	16,071	—	—	16,071
Repurchase of common stock	(3,235)	(10,688)	(276,252)	—	(286,940)
Balance, September 30, 2022	62,105	$5,803	$1,846,570	$(37,570)	$1,814,803
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2023, December 31, 2022 and September 30, 2022, the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The December 31, 2022 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

None.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 8

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended September 30, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$487,596	$88,362	$85,051	$70,656	$731,665
Footwear	147,817	26,995	44,300	34,906	254,018
Total	$635,413	$115,357	$129,351	$105,562	$985,683
Channel net sales
Wholesale	$391,892	$75,814	$110,608	$86,046	$664,360
Direct-to-consumer	243,521	39,543	18,743	19,516	321,323
Total	$635,413	$115,357	$129,351	$105,562	$985,683

	Three Months Ended September 30, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$473,066	$84,769	$112,817	$55,690	$726,342
Footwear	134,008	30,559	40,713	23,437	228,717
Total	$607,074	$115,328	$153,530	$79,127	$955,059
Channel net sales
Wholesale	$368,040	$76,829	$139,027	$61,133	$645,029
Direct-to-consumer	239,034	38,499	14,503	17,994	310,030
Total	$607,074	$115,328	$153,530	$79,127	$955,059

	Nine Months Ended September 30, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,229,049	$257,445	$229,279	$137,459	$1,853,232
Footwear	322,948	87,654	109,215	54,160	573,977
Total	$1,551,997	$345,099	$338,494	$191,619	$2,427,209
Channel net sales
Wholesale	$836,594	$188,639	$282,820	$137,077	$1,445,130
Direct-to-consumer	715,403	156,460	55,674	54,542	982,079
Total	$1,551,997	$345,099	$338,494	$191,619	$2,427,209

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,206,886	$225,073	$213,628	$115,016	$1,760,603
Footwear	314,567	84,823	92,161	42,478	534,029
Total	$1,521,453	$309,896	$305,789	$157,494	$2,294,632
Channel net sales
Wholesale	$817,429	$165,075	$261,580	$109,065	$1,353,149
Direct-to-consumer	704,024	144,821	44,209	48,429	941,483
Total	$1,521,453	$309,896	$305,789	$157,494	$2,294,632

PERFORMANCE OBLIGATIONS

For the three and nine months ended September 30, 2023 and 2022, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of September 30, 2023, December 31, 2022 and September 30, 2022, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(21,900)	(20,663)	(20,249)
Accumulated amortization	(36,098)	(34,861)	(34,447)
Net carrying amount	1,100	2,337	2,751
Intangible assets with indefinite lives	79,221	79,221	97,921
Intangible assets, net	$80,321	$81,558	$100,672

Amortization expense for intangible assets subject to amortization was $0.4 million for the three months ended September 30, 2023 and 2022, and was $1.2 million for the nine months ended September 30, 2023 and 2022.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following table presents the remaining estimated annual amortization expense of intangible assets with definite lives for the years 2023 through 2028:

(in thousands)
2023	$413
2024	$687
2025 and thereafter	$—

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

NOTE 5 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2023, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of September 30, 2023, the Company had repurchased 33.5 million shares at an aggregate purchase price of $1,615.3 million and had $384.7 million remaining available, excluding excise tax. During the three and nine months ended September 30, 2023, the Company repurchased an aggregate of $65.9 million and $144.6 million, respectively, of common stock under this program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 6 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$2,083	$2,018	$6,019	$5,853
Restricted stock units	3,735	3,417	11,007	10,218
Total	$5,818	$5,435	$17,026	$16,071

STOCK OPTIONS

During the nine months ended September 30, 2023, the Company granted a total of 499,440 stock options at a weighted average grant date fair value of $22.61 per option. As of September 30, 2023, unrecognized costs related to outstanding stock options totaled $14.9 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.28 years.

RESTRICTED STOCK UNITS

During the nine months ended September 30, 2023, the Company granted 286,951 restricted stock units at a weighted average grant date fair value of $82.55 per restricted stock unit. As of September 30, 2023, unrecognized costs related to outstanding restricted stock units totaled $28.7 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 2.58 years.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 12

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Weighted average common shares outstanding, used in computing basic earnings per share	60,844	62,098	61,575	62,967
Effect of dilutive stock options and restricted stock units	88	112	200	211
Weighted average common shares outstanding, used in computing diluted earnings per share	60,932	62,210	61,775	63,178

Earnings per share:
Basic	$1.70	$1.80	$2.57	$2.95
Diluted	$1.70	$1.80	$2.56	$2.94

Anti-dilutive common shares (1)	2,266	2,175	1,989	1,738
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

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2023	$15,643	$(56,975)	$(41,332)
Other comprehensive income (loss) before reclassifications	9,876	(9,659)	217
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(6,283)	—	(6,283)
Net other comprehensive income (loss) during the period	3,593	(9,659)	(6,066)
Balance as of September 30, 2023	$19,236	$(66,634)	$(47,398)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2022	$23,631	$(45,364)	$(21,733)
Other comprehensive income (loss) before reclassifications	17,191	(30,058)	(12,867)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(2,970)	—	(2,970)
Net other comprehensive income (loss) during the period	14,221	(30,058)	(15,837)
Balance as of September 30, 2022	$37,852	$(75,422)	$(37,570)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2022	$21,790	$(52,427)	$(30,637)
Other comprehensive income (loss) before reclassifications	10,602	(14,207)	(3,605)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(13,156)	—	(13,156)
Net other comprehensive income (loss) during the period	(2,554)	(14,207)	(16,761)
Balance as of September 30, 2023	$19,236	$(66,634)	$(47,398)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2021	$—	$9,914	$(14,290)	$(4,376)
Other comprehensive income (loss) before reclassifications	(451)	31,780	(61,132)	(29,803)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(3,842)	—	(3,391)
Net other comprehensive income (loss) during the period	—	27,938	(61,132)	(33,194)
Balance as of September 30, 2022	$—	$37,852	$(75,422)	$(37,570)
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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following tables present financial information for the Company's reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales to unrelated entities:
U.S.	$635,413	$607,074	$1,551,997	$1,521,453
LAAP	115,357	115,328	345,099	309,896
EMEA	129,351	153,530	338,494	305,789
Canada	105,562	79,127	191,619	157,494
	$985,683	$955,059	$2,427,209	$2,294,632
Segment operating income:
U.S.	$131,602	$145,268	$268,260	$325,790
LAAP	14,509	11,771	36,932	21,712
EMEA	34,241	35,567	69,636	51,036
Canada	30,150	20,237	41,065	31,913
Total segment operating income	210,502	212,843	415,893	430,451
Unallocated corporate expenses	(75,948)	(67,582)	(218,683)	(192,751)
Interest income, net	1,870	765	8,659	1,659
Other non-operating income (expense), net	(311)	(269)	354	(1,660)
Income before income tax	$136,113	$145,757	$206,223	$237,699

CONCENTRATIONS

The Company had one customer that accounted for approximately 11.6% and 13.8% of Accounts receivable, net as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any customer that accounted for 10% or more of Accounts receivable, net as of September 30, 2022. The Company did not have any customers that accounted for 10% or more of Net sales for the three and nine months ended September 30, 2023 and September 30, 2022.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 15

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

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$548,424	$514,365	$459,189
Derivative instruments not designated as hedges:
Currency forward contracts	$477,843	$448,838	$287,825

As of September 30, 2023, $16.8 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales, Cost of sales, or Other non-operating income (expense), net in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales, Cost of sales, or Other non-operating income (expense), net in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of September 30, 2023, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $7.5 million as of September 30, 2023. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 16

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	September 30, 2023	December 31, 2022	September 30, 2022
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$17,121	$20,306	$32,289
Currency forward contracts	Other non-current assets	6,511	7,153	13,919
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	972	1,249	—
Currency forward contracts	Other long-term liabilities	104	1,770	436
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	4,485	3,027	2,912
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,389	2,533	1,514

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2023	2022	2023	2022
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income (loss), net of tax	—	$9,876	$17,191	$10,602	$31,780
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(236)	(28)	10	(204)
Gain reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	8,874	4,114	18,149	5,373
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	—	—	(2)	222
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income (expense), net	3,313	1,341	2,033	2,638

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 17

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$60,120	$—	$—	$60,120
Time deposits (1)	—	19,412	—	19,412
Short-term investments:
Money market funds	302	—	—	302
Mutual fund shares	1,172	—	—	1,172
Prepaid expenses and other current assets:
Derivative financial instruments	—	21,606	—	21,606
Other non-current assets:
Money market funds	1,699	—	—	1,699
Mutual fund shares	21,879	—	—	21,879
Derivative financial instruments	—	6,511	—	6,511
Total assets measured at fair value	$85,172	$47,529	$—	$132,701
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,361	$—	$2,361
Other long-term liabilities:
Derivative financial instruments	—	104	—	104
Total liabilities measured at fair value	$—	$2,465	$—	$2,465
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheet, which reasonably approximates fair value.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 18

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 19

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments:
Money market funds	$79	$—	$—	$79
Mutual fund shares	893	—	—	893
Prepaid expenses and other current assets:
Derivative financial instruments	—	35,201	—	35,201
Other non-current assets:
Money market funds	1,201	—	—	1,201
Mutual fund shares	17,332	—	—	17,332
Derivative financial instruments	—	13,919	—	13,919
Total assets measured at fair value	$19,505	$49,120	$—	$68,625
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,514	$—	$1,514
Other long-term liabilities:
Derivative financial instruments	—	436	—	436
Total liabilities measured at fair value	$—	$1,950	$—	$1,950

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 20

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

Business Environment and Trends

Economic Environment Impacting Demand | We believe inflationary pressure, increased interest rates and general economic uncertainty are impacting consumer and wholesale customer behavior and demand. Wholesale customers have been increasingly cautious managing inventory, including placing advance orders. This cautiousness has been most pronounced in the U.S., but we believe that retailer prudence is spreading to other regions, including Canada and Europe. Consumer demand, particularly in the U.S and Korea, has been generally soft for apparel and footwear products. We anticipate these trends will continue to persist through the balance of 2023 and into 2024.

Promotional and Clearance Environment | A surge in consumer demand in late 2021 and continuing through the first half of 2022 resulted in exceptionally low promotional levels which began to normalize in the second half of 2022. We believe consumers are seeking value and promotions in the marketplace, which has dampened demand in full price channels, particularly in the U.S., including our direct-to-consumer ("DTC") e-commerce sites and branded stores. In the first nine months of 2023, our promotional levels were on par with or slightly above levels prior to the COVID-19 pandemic. However, the proportion of older season clearance inventory being marked down and sold through our outlet stores has increased and resulted in lower DTC product margins. We expect this trend to continue until excess inventories return to normalized levels.

Changing Consumer Expectations and Shopping Habits | Consumer behavior continues to fluctuate. We believe consumers in the U.S. are still adjusting shopping habits in a post-COVID pandemic world, including a shift back to brick-and-mortar retail shopping experiences. A culmination of other factors have and will continue to contribute to shifts in consumer preferences, including increased spending on dining, travel, and entertainment, as well as other discretionary forms of spending. As a result of these behavior shifts, anticipating future demand is increasingly challenging.

Improved Inventory Receipts | As a result of supply chain disruptions, we received Spring 2022 and Fall 2022 inventory later than expected and realized much higher than normal cancellations from our wholesale customers. Inventory production and logistics transit times have improved markedly for Spring 2023 and Fall 2023, resulting in earlier production and receipt of inventory, and enabling timely (and even early) shipment of orders to our wholesale customers. As a result, the year-over-year timing of wholesale shipments has impacted our net sales growth on a quarter-by-quarter basis. We expect these improved transit times to continue and to be more in-line with our historical experience throughout 2023, assuming there are no significant disruptions to our logistics and distribution operations.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 21

Elevated Inventories | As a result of highly volatile shifts in supply and demand and supply chain challenges, we exited 2022 with elevated inventory. Improved on-time production throughout 2023 further contributed to an increase in our inventory levels during the first half of the year. At the end of the third quarter of 2023, our inventory primarily reflected current season inventory and, to a lesser extent, carryover and older season inventory. To address our elevated inventory levels, we meaningfully reduced purchases of Spring 2023 and Fall 2023 inventory and are taking a cautious approach to future season purchases. Additionally, we are leveraging our outlet stores and have opened temporary outlet stores to profitably clear excess inventory. To a far lesser extent, we are selling product through close-out sales to our wholesale customers. We are continuing to sell carryover and excess inventory during the Fall 2023 selling season and expect our inventory levels to reach more normalized levels by the end of the year.

Distribution Center and Third-Party Capacity Pressure | Elevated inventory levels have resulted in storage and process capacity pressures within our distribution centers and third-party logistics operations. We began to experience these pressures as we received Fall 2022 inventory and expect this trend to continue through the end of 2023. We have incurred and expect to continue to incur additional inventory carrying costs throughout 2023 related to incremental outside storage, and other inventory related holding and handling costs, including losses in productivity, as we look to normalize our inventory position. We expect these pressures and incremental costs to alleviate as our inventory levels normalize at the start of 2024.

China | From 2020 to 2022, government efforts to control the spread of COVID-19 in China severely impacted our business there. We believe these efforts resulted in lower consumer demand, as well as disruption of our operations, including operations of our owned DTC stores and stores operated by our wholesale customers, and warehousing and fulfillment operations. Since the change in China's zero-COVID policy in December 2022, our business in China has experienced a surge in consumer demand. We expect to continue to see favorable results from our China business throughout the balance of 2023.

Pricing | In response to prior supply chain and product input inflationary cost pressures, we implemented product price increases for our Spring 2023 season merchandise, which varied by market and product category. In the U.S., on average, we increased pricing by a mid-single to high-single-digit percent to mitigate inflationary pressure. As certain supply chain costs have normalized and product input costs have become stable, we have not implemented additional meaningful product price changes.

Normalized Freight Charges | For the majority of 2022, we experienced elevated ocean freight costs, which had a substantially unfavorable impact on our gross margin. Beginning in the fourth quarter of 2022, we began to experience significant declines in ocean freight costs and have seen ocean freight container rates return to historical levels. Our gross margin has realized the benefits of these lower costs and we anticipate these lower ocean freight costs will persist and continue to benefit gross margin throughout the balance of 2023 and into early 2024.

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

Strong U.S. Dollar | In 2022, the rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our results. With the continued strength of the U.S. dollar in 2023, foreign currency translation has unfavorably impacted net sales and profitability in the first half of 2023. Beginning in the third quarter of 2023, foreign currency translation was slightly favorable to our results. We anticipate the translation of foreign currency exchange rates to have a modestly favorable impact on our results for the balance of 2023.

Heightened Geopolitical Risk | We sell our products in approximately 90 countries and our ability to sell in certain markets may be impacted by ongoing geopolitical tensions. We believe these tensions will remain elevated and have manifested, and will continue to manifest themselves in certain regions where we operate.

Increasing Regulatory Environment | Recently, the number of regulations at the global and jurisdictional level impacting our business, and in particular our products, has significantly increased. We expect this trend to continue, and as a result, will impact our expenses, product input costs and ultimately our products, which may in turn impact our revenue. These regulatory matters at a minimum include regulations related to climate, privacy and product chemistry. For example, in anticipation of the effectiveness of the regulations in California and New York states related to perfluoroalkyl and polyfluoroalkyl substances ("PFAS"), we have been working to eliminate PFAS chemicals across our global product line. We intend to stop manufacturing any apparel or footwear with PFAS intentionally added prior to our Fall 2024 season. This transition has the potential to impact the flow of our wholesale business in 2024, as well as our inventory management strategies for existing merchandise. In addition, these PFAS matters may result in a more promotional environment in 2024 as retailers move through merchandise containing PFAS.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 22

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

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except for percentage of net sales and per share amounts)	2023		2022		2023		2022
Net sales	$985.7	100.0%	$955.0	100.0%	$2,427.2	100.0%	$2,294.6	100.0%
Cost of sales	505.5	51.3%	496.5	52.0%	1,233.5	50.8%	1,173.5	51.1%
Gross profit	480.2	48.7%	458.5	48.0%	1,193.7	49.2%	1,121.1	48.9%
Selling, general and administrative expenses	351.6	35.7%	319.0	33.4%	1,011.5	41.7%	899.3	39.2%
Net licensing income	6.0	0.7%	5.8	0.6%	15.0	0.6%	15.9	0.7%
Operating income	134.6	13.7%	145.3	15.2%	197.2	8.1%	237.7	10.4%
Interest income, net	1.9	0.1%	0.8	0.1%	8.6	0.4%	1.7	0.1%
Other non-operating income (loss), net	(0.4)	—%	(0.3)	—%	0.4	—%	(1.7)	(0.1)%
Income before income tax	136.1	13.8%	145.8	15.3%	206.2	8.5%	237.7	10.4%
Income tax expense	32.6	3.3%	34.0	3.6%	48.1	2.0%	51.9	2.3%
Net income	$103.5	10.5%	$111.8	11.7%	$158.1	6.5%	$185.8	8.1%

Diluted earnings per share	$1.70		$1.80		$2.56		$2.94

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 23

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$804.0	$(0.8)	$803.2	$773.3	4%	4%
SOREL	122.1	(0.3)	121.8	112.4	9%	8%
prAna	30.7	—	30.7	37.4	(18)%	(18)%
Mountain Hardwear	28.9	0.3	29.2	31.9	(9)%	(8)%
Total	$985.7	$(0.8)	$984.9	$955.0	3%	3%

Product Category Net Sales:
Apparel, Accessories and Equipment	$731.7	$0.3	$732.0	$726.3	1%	1%
Footwear	254.0	(1.1)	252.9	228.7	11%	11%
Total	$985.7	$(0.8)	$984.9	$955.0	3%	3%

Channel Net Sales:
Wholesale	$664.3	$(1.9)	$662.4	$645.1	3%	3%
Direct-to-consumer	321.4	1.1	322.5	309.9	4%	4%
Total	$985.7	$(0.8)	$984.9	$955.0	3%	3%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increase reflected balanced growth from our DTC and wholesale channels. Wholesale net sales growth was aided by earlier shipment of Fall 2023 wholesale orders in the third quarter compared to shipment of Fall 2022 orders in the same period of the prior year. This increase was partially offset by the anniversary of prior year shipments to Russia (for orders that were placed prior to the invasion of Ukraine), as well as a higher portion of Fall 2023 distributor orders shipping in the second quarter of 2023 compared to the timing of Fall 2022 shipments in the prior year.

By brand, Columbia and SOREL brands' net sales benefited from earlier shipment of Fall 2023 wholesale orders. Footwear growth primarily reflected earlier shipment of Fall 2023 orders and increased clearance product sales. Our global DTC net sales reflected a 7% increase in brick-and-mortar business partially offset by a 3% decrease in e-commerce business for the three months ended September 30, 2023 compared to the same period in the prior year.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages and basis points)	2023	2022	Change
Gross profit	$480.2	$458.5	$21.7	5%
Gross margin	48.7%	48.0%	70 bps

Gross margin expanded primarily due to the following factors:
•an approximate 310 bps increase related to lower inbound freight costs;
•favorable channel and regional net sales shifts primarily due to lower proportion of distributor sales, which generally carry lower gross margins; partially offset by
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 24

•an approximate 280 bps decrease of channel profitability resulting from lower wholesale margins reflecting actions to reduce excess inventory and lower DTC product margins due to increased brick-and-mortar clearance and promotional activity, and
•year-over-year changes in inventory provisions.

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Three Months September 30,
(in millions, except for percentages and basis points)	2023	2022	Change
Selling, general and administrative expenses	$351.6	$319.0	$32.6	10%
Selling, general and administrative expenses as percent of net sales	35.7%	33.4%	230 bps

SG&A expenses growth was comprised of variable expenses incurred to support sales growth, investments to support growth strategies, increased distribution and fulfillment costs related to elevated inventory, and inflationary pressures, including increases in employee salaries and wages.

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $12.8 million, reflecting higher DTC brick-and-mortar expenses, including increased personnel expenses and costs associated with new and temporary stores;
•higher demand creation expenses; and
•higher supply chain expenses, reflecting higher warehousing and fulfillment expenses, as well as increased third-party logistics costs.

Interest Income, net. Interest income, net is summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages)	2023	2022	Change
Interest income, net	$1.9	$0.8	$1.1	138%
Interest income, net as a percent of net sales	0.1%	0.1%

Interest income, net increased primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages)	2023	2022	Change
Income tax expense	$32.6	$34.0	$(1.4)	(4)%
Effective income tax rate	24.0%	23.3%

Our effective income tax rates for the three months ended September 30, 2023 and 2022 were impacted by discrete tax items, which lowered the effective income tax rate for each period. For the three months ended September 30, 2023, our effective income tax rate was primarily impacted by a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction. For the three months ended September 30, 2022, our effective income tax rate was primarily impacted by a non-recurring benefit related to a decrease in accrued foreign withholding taxes.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 25

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$2,043.8	$25.0	$2,068.8	$1,903.0	7%	9%
SOREL	220.4	0.7	221.1	204.7	8%	8%
prAna	90.8	—	90.8	110.8	(18)%	(18)%
Mountain Hardwear	72.2	0.9	73.1	76.1	(5)%	(4)%
Total	$2,427.2	$26.6	$2,453.8	$2,294.6	6%	7%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,853.2	$20.5	$1,873.7	$1,760.6	5%	6%
Footwear	574.0	6.1	580.1	534.0	7%	9%
Total	$2,427.2	$26.6	$2,453.8	$2,294.6	6%	7%

Channel Net Sales:
Wholesale	$1,445.1	$11.7	$1,456.8	$1,353.2	7%	8%
Direct-to-consumer	982.1	14.9	997.0	941.4	4%	6%
Total	$2,427.2	$26.6	$2,453.8	$2,294.6	6%	7%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increase was driven by international sales growth, primarily from our Europe-direct, China and Canada businesses. In these markets, DTC net sales have been generally strong throughout the year, while wholesale net sales growth was aided, in part, by favorable timing of Fall 2023 wholesale shipments compared to the same period last year. The timing of 2023 shipments represented more normalized timing compared to timing delays in prior years driven by COVID-19 pandemic related supply chain disruptions.

Columbia brand net sales, in particular, benefited from increased international sales, while its sales in the U.S. were largely aided by earlier shipment of Fall 2023 wholesale shipments and increased DTC consumer demand. SOREL brand net sales were driven by earlier shipment of Fall 2023 wholesale shipments and increased clearance product sales, partially offset by a slight decline in DTC sales.

Footwear sales growth reflects earlier shipment of Fall 2023 wholesale orders, as well as increased promotional activity to clear excess inventory.

Our global DTC net sales reflected a 7% increase in brick-and-mortar business, partially offset by a 1% decrease in e-commerce business for the nine months ended September 30, 2023 compared to the same period in the prior year.

Gross Profit. Gross profit is summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages and basis points)	2023	2022	Change
Gross profit	$1,193.7	$1,121.1	$72.6	6%
Gross margin	49.2%	48.9%	30 bps

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 26

Gross margin expanded primarily due to the following factors:
•an approximate 210 bps increase related to lower inbound freight costs; partially offset by
•unfavorable channel profitability reflecting lower DTC product margins and lower wholesale margins.

Lower DTC margins discussed above were primarily driven by higher clearance and promotional activity, including a greater proportion of sales of excess inventory through our DTC outlet stores. Lower wholesale margins discussed above were primarily driven by actions to reduce excess inventory, partially offset by price increases that more than offset inflationary product costs.

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages and basis points)	2023	2022	Change
Selling, general and administrative expenses	$1,011.5	$899.3	$112.2	12%
Selling, general and administrative expenses as percent of net sales	41.7%	39.2%	250 bps

SG&A expenses growth was comprised of variable expenses incurred to support sales growth, investments to support growth strategies, increased distribution and fulfillment costs related to elevated inventory, and inflationary pressures including increases in employee salaries and wages.

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $37.6 million, reflecting higher DTC expenses, including variable expenses including personnel expenses and costs associated with new and temporary stores;
•higher supply chain expenses of $33.3 million, reflecting increased global distribution center expenses resulting from elevated inventory levels, including higher warehousing and fulfillment expenses, as well as third-party logistics transition-related costs; and
•higher information technology related expenses, reflecting increased personnel expenses to support digital strategies.

Interest Income, net. Interest income, net is summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages)	2023	2022	Change
Interest income, net	$8.6	$1.7	$6.9	406%
Interest income, net as a percent of net sales	0.4%	0.1%

Interest income, net increased primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages)	2023	2022	Change
Income tax expense	$48.1	$51.9	$(3.8)	(7)%
Effective income tax rate	23.4%	21.9%

Our effective income tax rates for the nine months ended September 30, 2023 and 2022 were impacted by discrete tax items, which lowered the effective income tax rate in each period. For the nine months ended September 30, 2023, our effective income tax rate was primarily impacted by a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction. For the nine months ended September 30, 2022, our effective income tax rate was primarily impacted by a non-recurring benefit related to the finalization of the U.S. and foreign audits, a non-recurring benefit related to a decrease in accrued foreign withholding taxes and a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 27

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net sales by geographic segment are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$635.4	$—	$635.4	$607.0	5%	5%
LAAP	115.4	4.6	120.0	115.4	—%	4%
EMEA	129.4	(8.8)	120.6	153.5	(16)%	(21)%
Canada	105.5	3.4	108.9	79.1	33%	38%
	$985.7	$(0.8)	$984.9	$955.0	3%	3%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2023	2022	Change
U.S.	$131.6	$145.3	$(13.7)
LAAP	14.5	11.8	2.7
EMEA	34.2	35.6	(1.4)
Canada	30.2	20.2	10.0
Total segment operating income	210.5	212.9	(2.4)
Unallocated corporate expenses	(75.9)	(67.6)	(8.3)
Operating income	$134.6	$145.3	$(10.7)

U.S.

U.S. operating income decreased $13.7 million to $131.6 million, or 20.7% of net sales, for the third quarter of 2023 from $145.3 million, or 23.9% of net sales, for the comparable period in 2022. The decrease was driven primarily by increased SG&A expenses. U.S. net sales increased $28.4 million, or 5%, for the third quarter of 2023, compared to the same period in 2022. U.S. net sales increased primarily in our U.S. wholesale business for our Columbia and SOREL brands. Increased U.S. wholesale net sales reflected earlier shipment of Fall 2023 wholesale orders compared to the same period in the prior year. U.S. DTC net sales increased primarily due to sales growth generated from our retail stores, partially offset by decreased net sales in our e-commerce business. As of September 30, 2023, our U.S. business operated 159 retail stores, compared to 148 stores as of September 30, 2022. In addition, we leveraged temporary outlet stores during the third quarter of 2023 to support excess inventory liquidation efforts. SG&A expenses increased as a percentage of net sales to 27.6% for the third quarter of 2023 compared to 25.9% for the same period in 2022, primarily driven by increased DTC expenses reflecting increased personnel expenses and costs associated with new and temporary stores, as well as higher warehousing and fulfillment expenses resulting from elevated inventory levels.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 28

LAAP

LAAP operating income increased $2.7 million to $14.5 million, or 12.6% of net sales, for the third quarter of 2023 from $11.8 million, or 10.2% of net sales, for the comparable period in 2022. LAAP net sales were flat (increased 4% constant-currency) compared to the third quarter of 2022. LAAP net sales primarily reflected increased net sales in China resulting from higher consumer demand, partially offset by decreased net sales in Korea, reflecting challenging market conditions and efforts to reset the business to support long-term growth opportunities, and LAAP distributors due to a higher portion of Fall 2023 shipments in the second quarter compared to the same period in the prior year. LAAP SG&A expenses increased as a percentage of net sales to 42.5% for the third quarter of 2023 compared to 40.9% for the same period in 2022.

EMEA

EMEA operating income decreased $1.4 million to $34.2 million, or 26.5% of net sales, for the third quarter of 2023 from $35.6 million, or 23.2% of net sales, for the comparable period in 2022. The decrease was driven primarily by decreased net sales and increased SG&A expenses, partially offset by increased gross margin. EMEA net sales decreased $24.1 million, or 16% (21% constant-currency), for the third quarter of 2023, compared to the same period in 2022, driven by decreased net sales in our EMEA distributor business partially offset by increased net sales of our Europe-direct business. EMEA distributor net sales decreased primarily due to our anniversary of prior year shipments to Russia (for orders that were placed prior to the invasion of Ukraine), as well as a higher portion of Fall 2023 distributor orders shipping in the second quarter compared to the timing of Fall 2022 shipments in the prior year. Europe-direct net sales increased primarily due to the earlier shipment of Fall 2023 orders in the third quarter compared to the same period in the prior year, and, to a lesser extent, increased DTC net sales. Gross margin increased primarily due to favorable channel shifts driven by a lower proportion of distributor sales, which generally carry lower gross margins. SG&A expenses increased as a percentage of net sales to 25.0% for the third quarter of 2023 compared to 19.7% in 2022, primarily driven by channel shifts from a lower proportion of distributor sales, which carry lower SG&A expenses than our Europe-direct business.

Canada

Canada operating income increased $10.0 million to $30.2 million, or 28.6% of net sales, for the third quarter of 2023 from $20.2 million, or 25.6% of net sales, for the comparable period in 2022. The increase primarily resulted from increased net sales. Canada net sales increased $26.4 million, or 33% (38% constant-currency), for the third quarter of 2023, compared to the same period in 2022, driven by increased net sales in our Canada wholesale business primarily due to the earlier shipment of Fall 2023 orders, and, to a lesser extent, increased DTC net sales. Canada SG&A expenses decreased as a percentage of net sales to 18.2% for the third quarter of 2023 compared to 21.1% for the same period in 2022.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $8.3 million to $75.9 million in the third quarter of 2023, from $67.6 million for the same period in 2022, primarily driven by higher personnel expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net sales by geographic segment are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$1,552.0	$—	$1,552.0	$1,521.4	2%	2%
LAAP	345.1	21.4	366.5	309.9	11%	18%
EMEA	338.5	(3.5)	335.0	305.8	11%	10%
Canada	191.6	8.7	200.3	157.5	22%	27%
	$2,427.2	$26.6	$2,453.8	$2,294.6	6%	7%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 29

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
U.S.	$268.3	$325.8	$(57.5)
LAAP	36.9	21.7	15.2
EMEA	69.6	51.0	18.6
Canada	41.1	31.9	9.2
Total segment operating income	415.9	430.4	(14.5)
Unallocated corporate expenses	(218.7)	(192.7)	(26.0)
Operating income	$197.2	$237.7	$(40.5)

U.S.

U.S. operating income decreased $57.5 million to $268.3 million, or 17.3% of net sales, for the nine months ended September 30, 2023 from $325.8 million, or 21.4% of net sales, for the comparable period in 2022. The decrease was driven primarily by increased SG&A expenses. U.S. net sales increased $30.6 million, or 2%, for the nine months ended September 30, 2023, compared to the same period in 2022. U.S. net sales increased primarily due to earlier shipments of Fall 2023 wholesale orders and higher DTC consumer demand. As of September 30, 2023, our U.S. business operated 159 retail stores, compared to 148 stores as of September 30, 2022. In addition, we opened and leveraged temporary outlet stores in 2023 to support excess inventory liquidation efforts. SG&A expenses increased as a percentage of net sales to 32.3% for the nine months ended September 30, 2023 compared to 28.7% for the same period in 2022, primarily driven by increased warehousing and fulfillment expenses resulting from elevated inventory levels and higher DTC expenses reflecting higher personnel and costs associated with new and temporary stores.

LAAP

LAAP operating income increased $15.2 million to $36.9 million, or 10.7% of net sales, for the nine months ended September 30, 2023 from $21.7 million, or 7.0% of net sales, for the comparable period in 2022. The increase was driven primarily by increased net sales and decreased SG&A expenses as a percentage of net sales. LAAP net sales increased $35.2 million, or 11% (18% constant-currency), for the nine months ended September 30, 2023, compared to the same period in 2022. Increased LAAP net sales was primarily driven by our China and LAAP distributor businesses, partially offset by declines in our Korea business. Increased China net sales reflects higher consumer demand as we lapped prior year government mandated restrictions to prevent the spread of COVID-19. LAAP distributor net sales increased due to higher Spring 2023 and Fall 2023 orders compared to the same period in the prior year. Decreased Korea net sales reflects challenging market conditions and efforts to reset the business to support long-term growth opportunities. LAAP SG&A expenses decreased as a percentage of net sales to 44.6% for the nine months ended September 30, 2023 compared to 47.9% for the same period in 2022, primarily driven by leveraging of fixed operating expenses.

EMEA

EMEA operating income increased $18.6 million to $69.6 million, or 20.6% of net sales, for the nine months ended September 30, 2023 from $51.0 million, or 16.7% of net sales, for the comparable period in 2022. The increase was driven primarily by increased net sales and increased gross margin. EMEA net sales increased $32.7 million, or 11% (10% constant-currency), for the nine months ended September 30, 2023, compared to the same period in 2022, driven by increased net sales in our Europe-direct business, partially offset by decreased net sales in our EMEA distributor business. Europe-direct net sales increased primarily due to broad-based growth across our wholesale and DTC businesses, including the earlier shipment of Fall 2023 orders compared to prior year. EMEA distributor net sales decreased primarily due to our anniversary of prior year shipments to Russia (for orders that were placed prior to the invasion of Ukraine). Gross margin increased primarily due to favorable channel shifts driven by a lower proportion of distributor sales, which generally carry lower gross margins. EMEA SG&A expenses increased as a percentage of net sales to 26.5% for the nine months ended September 30, 2023 compared to 26.4% for the same period in 2022.

Canada

Canada operating income increased $9.2 million to $41.1 million, or 21.4% of net sales, for the nine months ended September 30, 2023 from $31.9 million, or 20.3% of net sales for the comparable period in 2022. The increase primarily resulted from increased net sales. Canada net
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 30

sales increased $34.1 million, or 22% (27% constant-currency), for the nine months ended September 30, 2023, compared to the same period in 2022, driven by increased net sales in our Canada wholesale and DTC businesses, including the earlier shipment of Fall 2023 orders compared to prior year. Canada SG&A expenses decreased as a percentage of net sales to 25.2% for the nine months ended September 30, 2023, compared to 26.2% for the same period in 2022.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $26.0 million to $218.7 million for the nine months ended September 30, 2023 from $192.7 million for the same period in 2022, primarily driven by higher personnel expenses.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had approximately $720 million in total liquidity as of September 30, 2023. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

Cash Flow Activities

Cash flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$22.2	$(328.1)	$350.3
Investing activities	(38.5)	88.5	(127.0)
Financing activities	(197.6)	(339.7)	142.1
Net effect of exchange rate changes on cash	(3.1)	(24.9)	21.8
Net decrease in cash and cash equivalents	$(217.0)	$(604.2)	$387.2

The change in cash flows provided by operating activities was driven by a $365.8 million decrease in cash used in changes in assets and liabilities, partially offset by a $15.5 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories and Accounts Payable, and to a lesser extent, Prepaid expenses and other current assets and Accrued liabilities. The $578.6 million increase in cash provided by Inventories reflected a decrease in inventory as we curtailed inventory purchases to compensate for elevated inventories exiting 2022 and to eventually align inventory supply with future demand. The $54.3 million increase in cash provided by Prepaid expenses and other current assets was primarily driven by changes to inventory prepayments. These amounts were partially offset by the $216.0 million increase in cash used in Accounts payable primarily resulting from earlier production and payment of Fall 2023 and Spring 2024 inventory, as well as the $23.8 million increase in cash used in Accrued liabilities, which was primarily driven by higher sales reserves at the beginning of 2023 compared to 2022 as a result of higher sales in the fourth quarter of 2022.

Net cash used in investing activities was $38.5 million for the nine months ended September 30, 2023, compared to $88.5 million of cash provided by investing activities for the nine months ended September 30, 2022. For the 2023 period, net cash used in investing activities consisted of $41.4 million in cash used for capital expenditures, partially offset by $2.9 million in net sales and maturities of short-term investments. For the 2022 period, net cash provided by investing activities consisted of $131.0 million in net sales and maturities of short-term investments partially offset by $42.5 million in cash used for capital expenditures.

Net cash used in financing activities was $197.6 million for the nine months ended September 30, 2023 compared to $339.7 million for the nine months ended September 30, 2022. For the 2023 period, net cash used in financing activities primarily consisted of repurchases of common stock of $144.6 million and dividend payments to our shareholders of $55.4 million. For the 2022 period, net cash used in financing activities primarily consisted of repurchases of common stock of $287.4 million and dividend payments to our shareholders of $56.6 million.
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 31

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of September 30, 2023, we had cash and cash equivalents of $213.3 million and short-term investments of $1.5 million, compared to $430.2 million and $0.7 million, respectively, as of December 31, 2022 and $159.2 million and $1.0 million, respectively, as of September 30, 2022.

Domestic Credit Facility

Refer to Note 7 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the domestic credit facility.

As of September 30, 2023, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

International Credit Facility

As of September 30, 2023, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.6 million). There was no balance outstanding under the facility.

Other Sources

As of September 30, 2023, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$104.2 million. There was no balance outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of September 30, 2023, our inventory balance decreased to $885.2 million, compared to $1,056.9 million as of September 30, 2022, driven by a reduction in current season and carryover inventory resulting from lower inventory buys and earlier receipt and shipment of Fall 2023. We believe older season inventories represent a manageable portion of our total inventory mix. To address higher inventory levels, we meaningfully reduced purchases of Spring 2023 and Fall 2023 inventory and are taking a cautious approach to future inventory purchases. Additionally, we are leveraging our outlet stores and opened temporary outlet stores to profitably clear excess merchandise. As we continue to sell carryover and excess inventory during the Fall 2023 season, we believe our inventory levels have begun to normalize.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 32

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

Other cash commitments

Our inventory purchase obligations were $367.3 million as of September 30, 2023, compared to $401.4 million and $435.5 million as of December 31, 2022 and September 30, 2022, respectively.

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

There have been no significant changes to the Company's significant accounting policies described in Note 2 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 33

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2023 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 34

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 35

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 36

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 37

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 38

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 39

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 40

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 41

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 42

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 43

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 44

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of September 30, 2023, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of holders.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of our share repurchase program in 2004 through September 30, 2023, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of September 30, 2023, we had repurchased 33.5 million shares at an aggregate purchase price of $1,615.3 million, and had $384.7 million remaining available, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2023 through July 31, 2023	46,900	$77.24	46,900	$447.0
August 1, 2023 through August 31, 2023	771,046	$74.42	771,046	$389.7
September 1, 2023 through September 30, 2023	70,630	$69.97	70,630	$384.7
Total	888,576	$74.21	888,576	$384.7

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 45

ITEM 5.	Other Information

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the third quarter of 2023.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 46

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	November 2, 2023	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q3 2023 FORM 10-Q | 47