Form 10-K
period 2023-12-31
COLUMBIA SPORTSWEAR CO
filed 2024-02-26
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, was $2,479,189,736.

The number of shares outstanding of the registrant's common stock on February 9, 2024 was 59,795,682.
Portions of the registrant's proxy statement related to its 2024 Annual Shareholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement related to its 2024 Annual Shareholders' Meeting shall not be deemed to be part of this report.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, the promotional environment, storage and processing capacity, inventory levels, inventory carrying costs, shipment timing, consumer spending and preferences, freight charges, scale efficiencies, inflationary pressures, foreign currency translation, the geopolitical environment, consumer behaviors and expectations, the regulatory environment, the impact of seasonal trends, materiality of legal matters, risk management strategies, the performance of our profit improvement program, capital expenditures, our short and long-term cash needs and our ability to meet those needs, amortization expenses, and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | i

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

BRANDS AND PRODUCTS

We connect active people with their passions by providing them with the products they need to seek inspiration and adventure. We meet the diverse needs of our customers and consumers through our four brands by designing, developing, marketing, and distributing our outdoor, active and lifestyle products, including apparel, footwear, accessories and equipment.

Columbia® | Founded in 1938, our Columbia brand's mission is to unlock the outdoors for everyone. Our Columbia brand offers authentic, high-value outdoor apparel, footwear, accessories and equipment products suited for hiking, trail running, snow, and fishing and hunting activities, as well as everyday outdoor activities.

SOREL® | Acquired in 2000, our SOREL brand has evolved from a men's utility boot brand into a contemporary lifestyle brand bringing style to the outdoors. Our SOREL brand leverages its rich heritage, innovation and style to offer distinct, compelling, and unexpected footwear to consumers around the world.

Mountain Hard Wear® | Acquired in 2003, our Mountain Hardwear brand's mission is to encourage and equip people to seek a wilder path in life. With over 30 years of wild wisdom, our Mountain Hardwear brand continues to design essential, premium apparel, accessories and equipment products for climbers, mountaineers, skiers, snowboarders, and trail athletes.

prAna® | Acquired in 2014, our prAna brand's mission is to inspire an intentional, authentic life. Energized by the culture of yoga and climbing, our prAna brand offers apparel, accessories and equipment products for consumers defining their own kind of movement.

Across our diverse portfolio of brands, our products have gained recognition for their innovation, quality, value, and performance. Our products incorporate the cumulative design, fabrication, fit, and construction technologies that we have pioneered over several decades and continue to innovate. Our apparel, accessories and equipment products are designed to be used for all seasons, activities and locations. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals and shoes for use in water activities, and footwear for lifestyle wear.

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 1

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

MANUFACTURING AND SOURCING

We seek to substantially limit our invested capital and avoid the costs and risks associated with large production facilities and the associated labor forces; therefore, we do not own, operate or manage manufacturing facilities. The majority of our finished goods are produced by contract manufacturers located outside the United States. We establish and maintain long-term relationships with key finished good manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. The use of contract manufacturers for our finished goods maximizes our flexibility and improves our product pricing.

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

In 2023, our apparel, accessories and equipment products for our wholesale and direct-to-consumer ("DTC") businesses were manufactured into finished goods in 15 countries. In 2023, finished goods manufacturers in Vietnam, Bangladesh, Indonesia, and India produced approximately 40%, 20%, 15% and 10%, respectively, of these products. Five of the largest contract finished goods manufacturers account for approximately 30% of our apparel, accessories and equipment production, with the largest manufacturer accounting for approximately 10%.

In 2023, our footwear products for our wholesale and DTC businesses were manufactured into finished goods in five countries. In 2023, finished goods manufacturers in Vietnam and China produced approximately 75% and 20%, respectively, of these products. Five of the largest contract finished goods manufacturers account for approximately 75% of our footwear production, with the two largest manufacturers accounting for approximately 20% each and three manufacturers accounting for approximately 15%, 10% and 10% individually.

Raw materials for the finished goods manufacturing of our apparel, accessories, equipment, and footwear products are primarily sourced from Asia and are purchased directly by our contract manufacturers. In addition, our trademark licensees directly contract for the manufacture of their products.

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

Our integrated marketing efforts deliver consistent messages about the performance benefits, features and styles of our products within each of our brands and their target consumers. We utilize a variety of means to deliver our marketing messages, including digital marketing, social media interactions, television and print publications, experiential events, brand ambassadors, enhanced product store displays, and consumer-focused public relations efforts. In addition, we reinforce our brands' marketing messages with our key wholesale customers by utilizing digital platforms, television, print and advertising campaigns, as well as in-store branded visual merchandising display tools and favorable product presentation.

We operate branded e-commerce and marketing sites and maintain an active presence on a variety of global social media platforms. We also authorize and encourage our international distributors to connect with consumers by operating e-commerce and marketing sites and maintaining a presence on social media platforms. Digital marketing and social media engagement increase our ability to build strong emotional connections with consumers through consistent, brand-enhancing content. Our digital media connects our consumers to brand content and products, while facilitating their direct product purchases or directing them to nearby retail locations.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 2

SALES AND DISTRIBUTION

We sell our products in more than 100 countries and operate in four geographic segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle apparel, footwear, accessories, and equipment products.

We sell our products through a mix of distribution channels. Our wholesale distribution channel consists of small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains, internet retailers, international distributors where we generally do not have our own direct operations, and certain other retailers. Our DTC distribution channel consists of our own network of branded and outlet retail stores, brand-specific e-commerce sites, and concession or franchise based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in the LAAP and EMEA regions. In addition, we earn revenue through licensing certain of our trademarks across a range of apparel, accessories, equipment, and home products.

U.S.

U.S. is our largest segment and provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear, and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our U.S. wholesale and DTC businesses. We have over 1,850 wholesale customers in the U.S. In 2023, our four largest U.S. wholesale customers accounted for approximately 20% of U.S. net sales, and were less than 10% individually. As of December 31, 2023, we directly operated 161 retail stores and 34 temporary clearance locations.

We distribute the majority of our U.S. products from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky, as well as through third-party logistics companies that operate distribution centers in Cincinnati, Ohio and Louisville, Kentucky and other facilities located near United States ports. We also arrange to have products directly shipped from contract manufacturers to wholesale customer-designated facilities in the United States.

LAAP

LAAP provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our wholly-owned subsidiaries in Japan, Korea and China, and through distributors in other LAAP markets. We have nearly 350 wholesale customers, including distributors, in LAAP. In 2023, our four largest LAAP wholesale customers accounted for approximately 15% of LAAP net sales, and were less than 10% individually. As of December 31, 2023, we directly operated 248 retail stores, and third-parties operated 27 concession and 47 franchise based stores.

We distribute LAAP products through third-party logistics companies that operate distribution centers near Tokyo, Seoul, and Shanghai for our Japan, Korea and China businesses, respectively. The vast majority of our products sold to LAAP distributors are shipped directly to the distributors from the contract manufacturers from which we source our products.

EMEA

EMEA provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Europe-direct and EMEA distributor businesses. We have over 3,400 wholesale customers, including distributors, in EMEA. In 2023, our three largest EMEA wholesale customers accounted for approximately 15% of EMEA net sales, and were less than 10% individually. As of December 31, 2023, we directly operated 31 retail stores and third-parties operated 23 concession-based stores.

We distribute the majority of EMEA products from a distribution center that we own and operate in France for our Europe-direct business, as well as through third-party logistics companies that operate facilities located near receiving ports. The vast majority of our products sold to EMEA distributors are shipped directly to the distributors from the contract manufacturers from which we source our products.

CANADA

Canada provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Canada wholesale and DTC businesses. We have nearly 550 wholesale customers in Canada. In 2023, our two largest Canada wholesale customers accounted for approximately 25% of Canada net sales, and were approximately 15% and 10% individually. As of December 31, 2023, we directly operated 13 retail stores.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 3

We distribute the majority of Canada products from a distribution center that we own and operate in the province of Ontario in Canada, as well as through third-party logistics companies that operate facilities located near receiving ports.

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

COMPETITION

The markets for outdoor, active and lifestyle apparel, footwear, accessories, and equipment products are highly competitive and we face significant competition from numerous companies. Our competition includes large companies with significant financial, marketing and operational resources, small companies with limited resources but deep entrenchment in their local markets, emerging brands with a large DTC presence, and other branded competitors. We also face competition from our wholesale customers who, under their own private brand names, produce and distribute similar products to our target consumers through their own retail stores and e-commerce businesses. We identify our primary competitive factors in the markets for outdoor, active and lifestyle products to be brand strength, product innovation, design, functionality, durability, and price, as well as effective marketing and delivery of product in alignment with consumer expectations.

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

Detailed information regarding our (and our brands’) corporate responsibility priorities and progress can be found in our latest "Impact Report: Environmental, Social, Governance" at http://columbia.com/corporate-responsibility. The content of such report is not incorporated by reference.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 4

HUMAN CAPITAL

We believe that attracting and retaining talent strengthens our enterprise. As part of these efforts, we strive to offer a competitive compensation and benefits program and promote employee well-being.

As of December 31, 2023, our employee workforce of approximately 10,070 employees consisted of approximately 5,770 full-time and part-time retail employees, 1,150 distribution center employees and 3,150 corporate and/or office employees. From December 31, 2022 to December 31, 2023, we had an overall employee turnover rate of approximately 57%, impacted by approximately 80% and 66% turnover rates in our retail and distribution employee base, respectively. Approximately 29% of our workforce was located outside of the United States as of December 31, 2023.

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

As of December 31, 2023, our global workforce was self-disclosed as 54% female, 43% male, less than 1% non-binary and 2% undisclosed or chose not to identify. In the United States, the self-disclosed ethnicity of our workforce, including retail and distribution employees, was 56% White, 23% Hispanic or Latino, 7% Asian, 6% Black, less than 1% American Indian or Alaskan Native, less than 1% Native Hawaiian or other Pacific Islander, 4% two or more races and 2% undisclosed or chose not to identify.

Employee Well-Being

We align our employee programs to the five elements of well-being: physical health, career, social and emotional health, financial, and community.

For more information on our efforts to support our workforce, see our "Impact Report: Environmental, Social, Governance" at http://columbia.com/corporate-responsibility. The content of such report is not incorporated by reference.

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

The content contained on or accessible through any website referred to in this Annual Report on Form 10-K, including those mentioned above, is not incorporated by reference in this annual report unless expressly noted.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 5

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Timothy P. Boyle	74	Chairman, President and Chief Executive Officer
Joseph P. Boyle	43	Executive Vice President, Columbia Brand President
Peter J. Bragdon	61	Executive Vice President, Chief Administrative Officer and General Counsel
Lisa A. Kulok	58	Executive Vice President, Chief Supply Chain Officer
Richelle T. Luther	55	Executive Vice President, Corporate Affairs and Chief Human Resources Officer
Skip Potter	53	Executive Vice President, Chief Digital Information Officer
Jim A. Swanson	49	Executive Vice President, Chief Financial Officer
Craig Zanon	64	Executive Vice President, Emerging Brands, EMEA and Asia Direct

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 6

Craig Zanon joined the Company in 2021 as Senior Vice President, Emerging Brands and was elevated to Executive Vice President, Emerging Brands, EMEA and Asia Direct in February 2024. Prior to joining the Company, Mr. Zanon spent more than 20 years with Nike, Inc. and held various leadership roles, including Vice President and General Manager of Global Basketball, as well as Vice President of U.S. Footwear and General Manager for the Americas.

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
•Highly Competitive Markets. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories, and equipment companies. More recently this competition has extended to emerging brands that may not be viewed as outdoor brands but are participating in the outdoor apparel industry. Retailers who are our wholesale customers often pose a significant competitive threat by designing, marketing and distributing apparel, footwear, accessories, and equipment under their own private labels. We also experience direct competition in our DTC business from retailers that are our wholesale customers. This is particularly the case in the digital marketplace, where increased consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations are key factors.
•Consumer Preferences and Fashion/Product Trends. Changes in consumer preferences, consumer interest in outdoor activities, and fashion/product trends may have a material adverse effect on our business. We also face risks because our success depends on our and our customers' abilities to anticipate consumer preferences and our ability to respond to changes of such preferences in a timely manner. Product development and/or production lead times for many of our products may make it more difficult for us to respond rapidly to new or changing fashion/product trends or consumer preferences.
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
•Weather Conditions, Including Global Climate Change Trends. Our sales are affected by weather conditions. Our DTC sales are dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonably warm weather also impacts future sales to our wholesale customers, who may hold inventory into subsequent seasons in response to unseasonably warm weather. Our results may be negatively impacted if management is not able to adjust expenses in a timely manner in response to unfavorable weather conditions and the resulting impact on consumer and customer demand. The magnitude of climate change and whether resulting weather patterns continue to trend warmer will influence the extent to which consumer and customer demand for our outerwear products will be negatively affected.
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
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 7

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

Our failure to accurately forecast consumer and/or customer demand could result in inventory levels in excess of demand (as currently is the case), which may cause inventory write-downs and/or the sale of excess inventory at discounted prices through our outlet stores, temporary clearance locations, or third-party liquidation channels and could have a material adverse effect on our brand image and gross margin. In addition, we have experienced and may continue to experience additional costs and margin pressure relating to the storage and processing of excess inventory, including through our outlet stores and temporary clearance locations.

Conversely, if we underestimate consumer and/or customer demand for our products or if our contract manufacturers or third-party logistics providers are unable to supply or deliver products when we need them, we may experience inventory shortages, which may prevent us from fulfilling product orders or having optimal inventory assortments for our DTC channels resulting in lost sales, negatively affect our wholesale customer and consumer relationships, result in increased costs to expedite production and delivery, or diminish our ability to build brand loyalty.

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
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 8

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

Our products are derived from raw materials that are subject to both disruptions to supply availability and price volatility. If there are supply disruptions or price increases for raw materials we use in our products and we are unable to obtain sufficient raw materials to meet production needs or offset rising costs by increasing the price of our products or achieving efficiency improvements, we could experience negative impacts to our sales and profitability.

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

In addition, the ability to move products over larger geographical distances could be negatively affected by ocean, air and trucking cargo capacity constraints or labor disruptions, or such constraints or disruptions at ports or borders, or geopolitical conflicts (such as is occurring currently in the Red Sea). These constraints, conflicts and disruptions could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. Furthermore, increases in distribution costs, including but not limited to freight costs, could adversely affect our costs, which we may not be able to offset through price increases or decreased promotions.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 9

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

Our strategic priorities also generally involve increased expenditures, which could cause our profitability or operating margin to decline if we are unable to offset our increased spending with increased sales or gross profit or comparable reductions in other operating costs (as is currently occurring). This could result in a decision to delay, modify, or terminate certain initiatives related to our strategic priorities.

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

We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.

We continue to make investments in our digital capabilities and our DTC operations, including new stores. (See “Initiatives to Upgrade Our Business Processes and Information Technology Systems to Optimize Our Operational and Financial Performance Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits”.) Since many of the costs of our DTC operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales. We may not be able to exit DTC brick and mortar locations and related leases at all or without significant cost or loss, renegotiate the terms thereof, or effectively manage the profitability of our existing brick and mortar stores. In addition, obtaining real estate and effectively
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 10

renewing real estate leases for our DTC brick and mortar operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations.

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

Our reputation and ability to attract, retain and serve consumers and customers is dependent upon the reliable performance of our underlying technology infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third-parties primarily to allocate resources, pay vendors, collect from customers, manage loyalty programs, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our DTC operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third-parties or employees, which may result in outages. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business could be seriously harmed and, in some instances, our consumers and customers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Any transition of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense.

If we and/or our cloud-based solution providers are not successful in preventing or effectively responding to outages or cyberattacks, our financial condition, results of operations and cash flow could be materially and adversely affected.

A Security Breach of Our or Our Third-Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation.

We and many of our third-party vendors manage and maintain various types of proprietary information and sensitive and confidential data relating to our business, such as personally identifiable information of our consumers, our customers, our employees, and our business partners, as well as credit card information in certain instances. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-parties must continually evaluate and adapt our systems and processes, and there is no guarantee that these efforts will be adequate to safeguard against all data security breaches or misuses of data. Any breaches of our or our third-parties’ systems could expose us, our customers, our consumers, our suppliers, our employees, or other individuals to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business. While we maintain cyber liability insurance policies for coverage in the event of a cybersecurity incident, we cannot be certain that our existing coverage will continue to be available on acceptable terms or will be available, and in sufficient amount, to cover the potentially significant losses that could result from a cybersecurity incident or that the insurer will not deny coverage as to any future claims.

In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs or liabilities. Non-U.S. data privacy and data security laws and regulations, various U.S. federal and state laws and other information privacy and security standards may be and are applicable to us. Violations of these requirements could result in significant penalties,
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 11

investigations or litigation. Significant legislative, judicial or regulatory changes have been and could be issued in the future. As new requirements are issued, new processes must be implemented to ensure compliance. In addition, previously implemented processes must be continually refined. This work is accomplished through significant efforts by our employees. The diverted attention of these employees may impact our operations and there may be additional costs incurred by us for third-party resources to advise on the constantly changing landscape. We have experienced this with the new privacy laws in China. Limitations on the use of data may also impact our future business strategies. Additionally, our DTC business depends on customers' willingness to entrust us with their personal information. Events that adversely affect that trust could adversely affect our brand and reputation.

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
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 12

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

Other changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting project undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. The OECD Pillar 2 global minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply for tax years beginning in 2024. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. We are closely monitoring developments and evaluating the impact these new rules are anticipated to have on our tax rate, including eligibility to qualify for these safe harbor rules. As these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes.

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

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, sustainability regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur and laws and regulations that are enacted in response to such events. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, and in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations or cash flows.

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
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 13

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

Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings.

Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, certain of our operations in Europe include a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Matters that may affect our workforce at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create risks for our business, particularly if these
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 14

matters result in work shut-downs (with little to no notice), slowdowns, lockouts, strikes, or other disruptions. The foregoing includes potential impacts to our business as a result of the International Longshore and Warehouse Union and Teamsters negotiations. Labor matters may have a material adverse effect on our business, potentially resulting in canceled orders by customers, inability to fulfill potential e-commerce demand, unanticipated inventory accumulation and reduced net sales and net income.

In addition, our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified people in the work force of the markets in which our operations are located, unemployment levels within those markets, absenteeism, prevailing wage rates, changing demographics, parental responsibilities, health and other insurance costs, and adoption of new or revised employment and labor laws and regulations. Our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected to the extent we experience these factors. Our ability to comply with labor laws, including our ability to adapt to rapidly changing labor laws, as well as provide a safe working environment may increase our risk of litigation and cause us to incur additional costs.

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

Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities. Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future (as has recently occurred with the prAna brand). We also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities vary from actual or future projected results, we may be exposed to losses, including impairment losses, that could be material.

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 15

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of December 31, 2023, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 16

significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the market price of our common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Our management team is responsible for identifying, assessing and managing the material risks facing Columbia, supported by an enterprise risk management program. This program includes an annual enterprise risk assessment, during which interviews are conducted with independent directors and members of senior management seeking participants' judgement and assessment of the material risks facing Columbia. The enterprise risk management program then monitors the risks identified and mitigation efforts underway through periodic meetings with senior management.

Our enterprise risk management program addresses risks facing Columbia from cybersecurity threats impacting our internal systems and/or systems supported by third-party software providers. Our Chief Digital Information Officer ("CDIO") and Chief Information Security Officer ("CISO") are responsible for identifying, assessing and managing these risks. Our CDIO has served in various information technology and digital engineering roles for nearly 30 years. See Item 1 in this Annual Report on Form 10-K for further discussion of our CDIO's background. Our CISO has served in various information technology and information security roles for over 20 years, including management of information security programs in the Department of Defense, private and public companies, as well as holds multiple industry certifications in information security. We leverage certain third-party providers and our internal Incident Response Team to alert us when a cybersecurity event occurs. Cybersecurity events may include unauthorized access, attacks on our resources, compromised accounts, malware, or ransomware. Upon alert of an event, we estimate the level of severity, create a response plan, and communicate to management as needed. Based on the estimated level of severity, timing of incident communication to management may range from immediate to quarterly. Our risk assessment process related to cybersecurity threats is subject to change in the future as threats may evolve over time.

Our Information Security committee oversees this cybersecurity program and consists of senior management, including our CDIO, Chief Financial Officer and Chief Administrative Officer and General Counsel. At least quarterly, this committee reviews updates regarding cybersecurity threats and incidents that have occurred. Periodically, this committee approves cybersecurity strategy and initiatives proposed by our CISO.

Our Board of Directors ("Board") generally oversees Columbia's risk management practices and processes. Annually, the Board reviews the results of the annual enterprise risk management program, including updates from our CISO related to cybersecurity matters. The Audit Committee also receives an update on the enterprise risk management program annually. The Board has delegated primary oversight of the management of cybersecurity risk to the Audit Committee. The Audit Committee annually reviews the strategies, investments and risk related to Columbia's information technology systems, including a review of Columbia's cybersecurity programs, and also receives quarterly updates from our CISO. The Board is informed of cybersecurity events to the extent they may materially impact Columbia or management otherwise believes they should be escalated.

See Item 1A of this Annual Report on Form 10-K for more information of risks relating to cybersecurity, including the risk factors "We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems May Result in Disruptions or Outages in Our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow" and "A Security Breach of Our or Our Third-
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 17

Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation".

ITEM 2.	PROPERTIES

The following is a summary of principal properties owned or leased by us.

Location	Use	Ownership
Portland, Oregon	Corporate Headquarters (1)	Owned
Carlsbad, California	prAna Headquarters	Leased
Richmond, California	Mountain Hardwear Headquarters	Leased
Portland, Oregon	U.S. Distribution Center	Owned
Robards, Kentucky	U.S. Distribution Center	Owned
London, Ontario	Canadian Operations and Distribution Center	Owned
Geneva, Switzerland	Europe Headquarters	Leased
Strasbourg, France	Europe Administrative Operations	Owned
Cambrai, France	Europe Distribution Center	Owned
Shanghai, China	China Headquarters	Leased
Tokyo, Japan	Japan Headquarters	Leased
Seoul, Korea	Korea Headquarters	Leased
(1) Corporate Headquarters is an approximate 30-acre site consisting of over 10 buildings, which includes the Columbia and SOREL brands' headquarters and centrally-managed departmental functions, including consumer digital technology, certain supply chain functions, finance, human resources and legal.

In addition, as of December 31, 2023, we directly operated approximately 450 retail stores and 34 temporary clearance locations. The vast majority of our retail stores are leased under a variety of arrangements, including long-term, short-term, and variable-payment leases. Our temporary clearance locations are leased on a short-term basis. We also have several leases globally for showrooms, office space, warehouse facilities, storage space, vehicles, and equipment, among other things. Refer to Note 9 in Part II, Item 8 of this Annual Report on Form 10-K for further lease-related disclosures.

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 18

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol "COLM".

HOLDERS

As of February 9, 2024, we had 247 shareholders of record, although we have a much larger number of beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.

DIVIDENDS

Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. Quarterly dividends on our common stock, when declared by our Board of Directors, are paid in March, May, August, and November.

Our Board of Directors approved a regular quarterly cash dividend of $0.30 per share, payable on March 22, 2024 to shareholders of record on March 8, 2024.

PERFORMANCE GRAPH

The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 1000 Index and Russell 1000 Clothing and Accessories Index for the period beginning December 31, 2018 and ending December 31, 2023.

The graph and table below assume that $100 was invested on December 31, 2018, and that any dividends were reinvested. Historical stock price performance should not be relied on as indicative of future stock price performance.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 19

Total Return Analysis

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Columbia Sportswear Company	$100.00	$120.35	$105.34	$118.64	$108.23	$99.79
Russell 1000 Index	$100.00	$131.43	$158.98	$201.03	$162.58	$205.72
Russell 1000 Clothing and Accessories Index	$100.00	$134.10	$144.76	$160.46	$111.99	$143.67

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through December 31, 2023, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of December 31, 2023, we had repurchased 34.1 million shares at an aggregate purchase price of $1,654.7 million, and had $345.3 million remaining available, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2023 through October 31, 2023	200,706	$72.04	200,706	$370.3
November 1, 2023 through November 30, 2023	335,411	$74.32	335,411	$345.3
December 1, 2023 through December 31, 2023	—	$—	—	$—
Total	536,117	$73.47	536,117	$345.3

ITEM 6.	[Reserved]

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Item 1, Item 1A, and Item 8 of this Annual Report on Form 10-K. In addition, refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022 for our discussion and analysis comparing financial condition and results of operations from 2022 to 2021.

OVERVIEW

As a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products, our mission is to connect active people with their passions. We manage our product line in two major categories: apparel, accessories, and equipment products and footwear products. We provide our products through our four brands: Columbia, SOREL, Mountain Hardwear, and prAna. Apparel, accessories, and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in more than 100 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 20

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

Profit Improvement Program

As part of our strategic priorities, we are implementing a multi-year profit improvement program to accelerate profitable growth and improve the efficiency of our operations. We are focused on four areas of cost reduction and realignment, including:
•operational cost savings;
•organizational cost savings;
•operating model improvements; and
•indirect, or non-inventory, spending.

When the benefits of this program are combined with the cost savings we anticipate to receive from normalized inventory levels, we believe we can reach $125 million to $150 million in annualized savings by 2026. We anticipate these cost savings will ramp up over the course of 2024 and 2025, with the full benefit being realized in 2026. In 2024, we anticipate realizing approximately $75 million to $90 million in realized cost savings.

Business Environment and Trends

Changing U.S. Marketplace | We believe there has been some moderation of the U.S. outdoor market following the exit from the COVID-19 pandemic. There are also new entrants into the historical U.S. outdoor market in the form of emerging brands and historically lifestyle and/or active brands. These brands are crossing over as we believe U.S. consumers and customers use more lifestyle products during outdoor activities.

Economic Environment Impacting Demand | We believe general economic uncertainty is impacting consumer and wholesale customer behavior and demand. Wholesale customers have been increasingly cautious managing inventory and in placing advance orders. This cautiousness has been most pronounced in the U.S., but we believe that retailer prudence is spreading to other regions, including Canada and Europe. Consumer demand, particularly in the U.S and Korea, has been generally soft for outdoor apparel and footwear products. We anticipate these trends will persist into 2024.

Promotional and Clearance Environment | We believe consumers are seeking value and promotions in the marketplace, which has dampened demand in full price channels, particularly in the U.S., including our direct-to-consumer e-commerce sites and branded stores. In 2023, our promotional levels were above levels prior to the COVID-19 pandemic as we leveraged our outlet stores and temporary clearance locations to profitably clear excess inventory. The proportion of older season clearance inventory being marked down and sold through our outlet stores and temporary clearance locations increased and resulted in lower DTC product margins. We anticipate continuing to utilize our fleet of outlet stores and temporary clearance locations to assist with inventory liquidation in 2024 and believe elevated promotional activity will continue into the first half of 2024.

Changing Consumer Shopping Habits | We believe consumers in the U.S. have adjusted shopping habits in a post-COVID pandemic world and have shifted back to brick-and-mortar retail shopping experiences. As a result, we expect our e-commerce channel to continue to be challenged year-over-year.

Distribution Center and Third-Party Capacity Pressure | As a result of highly volatile shifts in supply and demand and supply chain challenges, we exited 2022 with elevated inventory. These elevated inventory levels resulted in storage and process capacity pressures within our distribution centers and third-party logistics operations throughout 2023. These pressures included additional inventory carrying costs related to incremental outside storage, and other inventory related holding and handling costs, including losses in productivity, as we
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 21

worked to normalize our inventory position. We exited 2023 with more normalized inventory levels. As these storage and process capacity pressures have alleviated, we expect to see a benefit to our operating results in 2024.

Normalized Freight Charges | For the majority of 2022, we experienced elevated ocean freight costs, which had a substantially unfavorable impact on our gross margin. Beginning in the fourth quarter of 2022, we began to experience significant declines in ocean freight costs and have since seen ocean freight container rates return to historical levels. Throughout 2023, our gross margin realized the benefits of these lower costs. We anticipate these lower ocean freight costs will persist and continue to benefit gross margin through the first quarter of 2024.

Seasonality | Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2023, nearly 60% of our net sales and nearly 80% of our operating income were realized in the second half of the year.

Heightened Geopolitical Risk | We sell our products in more than 100 countries and our ability to sell in certain markets may be impacted by ongoing geopolitical tensions. We believe these tensions will remain elevated and have manifested, and will continue to manifest, themselves in certain regions where we operate.

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 22

Results of Operations — Consolidated

The following table presents the items in our Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Year Ended December 31,
(in millions, except for percentage of net sales and per share amounts)	2023		2022
Net sales	$3,487.2	100.0%	$3,464.2	100.0%
Cost of sales	1,757.3	50.4%	1,753.1	50.6%
Gross profit	1,729.9	49.6%	1,711.1	49.4%
Selling, general and administrative expenses	1,416.3	40.6%	1,304.4	37.7%
Impairment of goodwill and intangible assets	25.0	0.7%	35.6	1.1%
Net licensing income	21.7	0.6%	22.0	0.7%
Operating income	310.3	8.9%	393.1	11.3%
Interest income, net	13.7	0.4%	2.7	0.1%
Other non-operating income, net	2.2	0.1%	1.6	0.1%
Income before income tax	326.2	9.4%	397.4	11.5%
Income tax expense	74.8	2.1%	86.0	2.5%
Net income	$251.4	7.3%	$311.4	9.0%

Diluted earnings per share	$4.09		$4.95

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 23

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$2,935.1	$19.4	$2,954.5	$2,864.3	2%	3%
SOREL	336.7	(0.3)	336.4	347.3	(3)%	(3)%
prAna	113.6	0.1	113.7	143.1	(21)%	(21)%
Mountain Hardwear	101.8	0.8	102.6	109.5	(7)%	(6)%
Total	$3,487.2	$20.0	$3,507.2	$3,464.2	1%	1%

Product Category Net Sales:
Apparel, Accessories and Equipment	$2,676.6	$15.7	$2,692.3	$2,661.1	1%	1%
Footwear	810.6	4.3	814.9	803.1	1%	1%
Total	$3,487.2	$20.0	$3,507.2	$3,464.2	1%	1%

Channel Net Sales:
Wholesale	$1,874.0	$7.5	$1,881.5	$1,867.7	—%	1%
Direct-to-consumer	1,613.2	12.5	1,625.7	1,596.5	1%	2%
Total	$3,487.2	$20.0	$3,507.2	$3,464.2	1%	1%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Overall, global net sales increased, driven by international sales growth in our Columbia brand, primarily from our Europe-direct, China and LAAP distributor businesses. In Europe-direct and China markets, healthy consumer demand drove growth in both our wholesale and DTC businesses throughout the year. Sales growth in our LAAP distributor business reflected strong demand for Spring and Fall 2023 merchandise. Earlier shipment of Spring 2024 also aided sales for our LAAP distributor business in the fourth quarter of 2023.

International sales growth was partially offset by softness in the U.S., driven by a culmination of factors including macro-economic uncertainty, warm winter weather, shifts in consumer shopping behavior, and slowing outdoor market trends. As a result, sales of all our brands declined in the U.S. during 2023.

Footwear sales growth reflected increased demand of clearance product sales, which more than offset weak demand for full price merchandise. Throughout 2023, footwear sales in the outdoor industry softened while competitive pressures within the footwear category were amplified. These headwinds, combined with warm winter weather in the fourth quarter of 2023, led to declining sales for both Columbia and SOREL footwear.

Our global DTC net sales reflected a 6% increase in brick-and-mortar business, offset by a 6% decrease in e-commerce business for the year ended December 31, 2023 compared to the same period in the prior year. The growth from our DTC retail store business was driven by contributions from new stores and temporary clearance locations to liquidate excess inventory. The decline in our DTC e-commerce sales was predominantly focused in the U.S. and driven by the same U.S. region factors mentioned above, as well as a shift in consumer shopping behavior back to physical in-store shopping.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 24

Gross Profit. Gross profit is summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages and basis points)	2023	2022	Change
Gross profit	$1,729.9	$1,711.1	$18.8	1%
Gross margin	49.6%	49.4%	20 bps

Gross margin expanded primarily due to the following factors:
•an approximate 240 bps increase related to lower inbound freight costs; partially offset by
•unfavorable channel profitability reflecting lower DTC product margins and lower wholesale margins.

Lower DTC margins discussed above were primarily driven by higher clearance and promotional activity, including a greater proportion of sales of excess inventory through our DTC outlet stores and temporary clearance locations. Lower wholesale margins discussed above were primarily driven by actions to reduce excess inventory, and, to a lesser extent, inflationary product costs which were partially offset by price increases.

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages and basis points)	2023	2022	Change
Selling, general and administrative expenses	$1,416.3	$1,304.4	$111.9	9%
Selling, general and administrative expenses as percent of net sales	40.6%	37.7%	290 bps

SG&A expenses growth reflected investments to support growth strategies, increased distribution and fulfillment costs related to elevated inventory, and inflationary pressures including increases in employee salaries and wages.

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $46.2 million, primarily reflecting higher DTC expenses, including personnel expenses and costs associated with new stores and temporary clearance locations;
•higher supply chain expenses of $31.0 million, reflecting increased global distribution center expenses resulting from elevated inventory levels, including higher warehousing and fulfillment expenses, as well as third-party logistics transition-related costs; and
•higher information technology related expenses, reflecting increased personnel expenses to support digital strategies.

Impairment of Goodwill and Intangible Assets. For the year ended December 31, 2023, we recognized a $25.0 million impairment charge related to goodwill attributable to the prAna reporting unit resulting from our annual fourth quarter impairment testing. For the year ended December 31, 2022, we recognized $35.6 million of impairment charges related to the prAna brand as a result of our annual fourth quarter impairment testing. These charges consisted of an $18.7 million impairment charge related to prAna's trademark, an indefinite-lived intangible asset, and a $16.9 million impairment charge related to goodwill attributable to the prAna reporting unit.

Refer to our Critical Accounting Policies and Estimates below for further information regarding impairments.

Interest Income, net. Interest income, net is summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages)	2023	2022	Change
Interest income, net	$13.7	$2.7	$11.0	407%
Interest income, net as a percent of net sales	0.4%	0.1%

Interest income, net increased primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 25

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages)	2023	2022	Change
Income tax expense	$74.8	$86.0	$(11.2)	(13)%
Effective income tax rate	22.9%	21.6%

Our effective income tax rates for the years ended December 31, 2023 and 2022 were impacted by discrete tax items, which lowered the effective income tax rate in each period. For the year ended December 31, 2023, our effective income tax rate was primarily impacted by a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction and a non-recurring foreign tax benefit. For the year ended December 31, 2022, our effective income tax rate was primarily impacted by a non-recurring benefit related to the finalization of the U.S. and foreign tax audits, a non-recurring benefit related to a decrease in accrued foreign withholding taxes and a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net sales by geographic segment are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentage changes)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$2,241.4	$—	$2,241.4	$2,302.2	(3)%	(3)%
LAAP	519.8	22.0	541.8	473.9	10%	14%
EMEA	469.2	(10.7)	458.5	438.6	7%	5%
Canada	256.8	8.7	265.5	249.5	3%	6%
	$3,487.2	$20.0	$3,507.2	$3,464.2	1%	1%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Year Ended December 31,
(in millions)	2023	2022	Change
U.S.	$415.7	$519.8	$(104.1)
LAAP	61.8	47.0	14.8
EMEA	99.0	80.2	18.8
Canada	55.6	53.0	2.6
Total segment operating income	632.1	700.0	(67.9)
Unallocated corporate expenses	(321.8)	(306.9)	(14.9)
Operating income	$310.3	$393.1	$(82.8)

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 26

U.S.

U.S. operating income decreased $104.1 million to $415.7 million, or 18.5% of net sales, in 2023 from $519.8 million, or 22.6% of net sales, in 2022. The decrease was driven primarily by decreased net sales and increased SG&A expenses. U.S. net sales decreased $60.8 million, or 3%, in 2023, compared to 2022. U.S. net sales decreased primarily due to decreased wholesale shipments and lower DTC consumer demand. As of December 31, 2023, our U.S. business operated 161 retail stores, compared to 156 stores as of December 31, 2022. In addition, as part of our plan to reduce excess inventory, we operated 34 temporary clearance locations as of December 31, 2023 to support excess inventory liquidation efforts. SG&A expenses increased as a percentage of net sales to 31.0% in 2023 compared to 27.7% in 2022, primarily driven by increased warehousing and fulfillment expenses resulting from elevated inventory levels and higher DTC expenses reflecting higher personnel and costs associated with new stores and temporary clearance locations.

LAAP

LAAP operating income increased $14.8 million to $61.8 million, or 11.9% of net sales, in 2023 from $47.0 million, or 9.9% of net sales, in 2022. The increase was driven primarily by increased net sales. LAAP net sales increased $45.9 million, or 10% (14% constant-currency), in 2023, compared to 2022. Increased LAAP net sales were primarily driven by our China and LAAP distributor businesses, partially offset by declines in our Korea business. Increased China net sales reflected higher consumer demand, partially aided by the lapping of prior year government mandated restrictions to prevent the spread of COVID-19. LAAP distributor net sales increased due to higher Spring 2023 and Fall 2023 orders compared to the same periods in the prior year, as well as earlier shipment of Spring 2024 orders compared to the shipment of Spring 2023 orders. Decreased Korea net sales reflected challenging market conditions and efforts to reset the business to support long-term growth opportunities. LAAP SG&A expenses decreased as a percentage of net sales to 44.4% in 2023 compared to 46.0% in 2022.

EMEA

EMEA operating income increased $18.8 million to $99.0 million, or 21.1% of net sales, in 2023 from $80.2 million, or 18.3% of net sales, in 2022. The increase was driven primarily by increased net sales and gross margin. EMEA net sales increased $30.6 million, or 7% (5% constant-currency), in 2023, compared to 2022, driven by increased net sales in our Europe-direct business, partially offset by declines in our EMEA distributor business. Europe-direct net sales increased primarily due to broad-based growth across our DTC and wholesale businesses, including the earlier shipment of Spring 2024 orders compared to prior year. EMEA distributor net sales decreased primarily due to our anniversary of the prior year shipments to Russia (for orders that were placed prior to the invasion of Ukraine). Gross margin increased primarily due to favorable channel shifts driven by a lower proportion of distributor sales, which generally carry lower gross margins. EMEA SG&A expenses increased as a percentage of net sales to 27.1% in 2023 compared to 26.1% in 2022.

Canada

Canada operating income increased $2.6 million to $55.6 million, or 21.7% of net sales, in 2023 from $53.0 million, or 21.2% of net sales in 2022. The increase primarily resulted from increased net sales. Canada net sales increased $7.3 million, or 3% (6% constant-currency), in 2023, compared to 2022, driven by increased net sales in our Canada DTC business. Canada SG&A expenses increased as a percentage of net sales to 25.9% in 2023, compared to 25.0% in 2022.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $14.9 million to $321.8 million in 2023 from $306.9 million in 2022, largely driven by higher personnel expenses, partially offset by the impacts of the $25.0 million impairment charge related to prAna compared to the $36.5 million impairment charges in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had approximately $1.25 billion in total liquidity as of December 31, 2023. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 27

Cash Flow Activities

Cash flows are summarized in the following table:

	Year Ended December 31,
(in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$636.3	$(25.2)	$661.5
Investing activities	(461.8)	72.7	(534.5)
Financing activities	(254.8)	(360.8)	106.0
Net effect of exchange rate changes on cash	0.4	(19.8)	20.2
Net decrease in cash and cash equivalents	$(79.9)	$(333.1)	$253.2

The change in cash flows provided by operating activities was driven by a $713.5 million increase in cash provided by changes in assets and liabilities, partially offset by a $52.0 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories, and to a lesser extent, Accounts Receivable, Accounts Payable and Accrued liabilities. The $683.7 million increase in cash provided by Inventories reflected a decrease in inventory as we curtailed inventory purchases to compensate for elevated inventories exiting 2022 and liquidated excess inventory levels throughout 2023. The $188.3 million increase in cash provided by Accounts receivable was primarily driven by higher fourth quarter 2022 wholesale sales collected in 2023 compared to the same period in the prior year. These amounts were partially offset by the $126.3 million increase in cash used in Accounts payable primarily resulting from the earlier production of and payment for Spring 2024 and Fall 2024 inventory, as well as the $82.9 million increase in cash used in Accrued liabilities, which was primarily driven by higher sales reserves at the beginning of 2023 compared to 2022 resulting from higher sales in the fourth quarter of 2022.

Net cash used in investing activities was $461.8 million for 2023, compared to $72.7 million of cash provided by investing activities for 2022. For 2023, net cash used in investing activities consisted of $407.2 million in cash used for net purchases of short-term investments, as well as $54.6 million in cash used for capital expenditures. For 2022, net cash provided by investing activities consisted of $131.2 million in net sales and maturities of short-term investments partially offset by $58.5 million in cash used for capital expenditures.

Net cash used in financing activities was $254.8 million for 2023 compared to $360.8 million for 2022. For 2023, net cash used in financing activities primarily consisted of repurchases of common stock of $184.0 million and dividend payments to our shareholders of $73.4 million. For 2022, net cash used in financing activities primarily consisted of repurchases of common stock of $287.4 million and dividend payments to our shareholders of $75.1 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of December 31, 2023, we had cash and cash equivalents of $350.3 million and short-term investments of $414.2 million, compared to $430.2 million and $0.7 million, respectively, as of December 31, 2022.

Domestic Credit Facility

Refer to Note 7 in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the domestic credit facility.

As of December 31, 2023, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

International Credit Facility

As of December 31, 2023, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.9 million). There was no balance outstanding under the facility.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 28

Other Sources

As of December 31, 2023, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$106.7 million. There was no balance outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of December 31, 2023, our inventory balance decreased to $746.3 million, compared to $1,028.5 million as of December 31, 2022, driven by a meaningful reduction of purchases of Spring 2023 and Fall 2023 inventory, as well as the use of our outlet stores and temporary clearance locations to profitably clear excess merchandise. We believe older season inventories represent a manageable portion of our total inventory mix.

We have planned 2024 capital expenditures of approximately $60 to $80 million. This includes investments in our DTC operations, including new stores and digital and supply chain capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction as well as the availability of capital assets from suppliers.

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

Other cash commitments

Our non-current Income taxes payable on the Consolidated Balance Sheet as of December 31, 2023 includes approximately $12.4 million of net unrecognized tax benefits. We are uncertain about whether or when these amounts may be settled. Refer to Note 10 in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The following table presents our estimated significant contractual commitments that will require use of funds:

	Year Ended December 31,
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Inventory purchase obligations	$343.4	$—	$—	$—	$—	$—	$343.4
Operating lease obligations (1)	86.6	81.9	74.3	63.1	55.0	106.3	467.2
TCJA transition tax obligations (2)	10.6	13.3	—	—	—	—	23.9
(1) Refer to Operating Leases in Note 9 in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Refer to Income Taxes in Note 10 in Part II, Item 8 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 29

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

Sales Reserves

The amount of consideration we receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected sales returns and miscellaneous claims from customers and record sales reserves to reduce Net sales. As of December 31, 2023, our sales-related reserves were $103.9 million compared to $115.4 million as of December 31, 2022. The most significant variable affecting these reserve balances is sales levels. As a percentage of Net sales, the sales reserves balances were 3.0% as of December 31, 2023 compared to 3.3% as of December 31, 2022. The reserve for returns from customers or consumers is the component of our sales related reserves most susceptible to estimation uncertainty. These estimates are based on 1) historical rates of product returns and claims; and 2) events and circumstances that indicate changes to such historical rates, such as our customers' inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, we record an adjustment to Net sales in the period in which such determination was made.

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

Our allowance for uncollectible accounts receivable increased to $5.5 million as of December 31, 2023 compared to $5.4 million as of December 31, 2022. Because future changes in the financial stability of our customers is difficult to estimate, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record an adjustment to SG&A expenses in the period in which we make such a determination.

Excess, Close-Out and Slow-Moving Inventory

We make ongoing estimates of potential excess, close-out or slow-moving inventory. We evaluate our inventory on hand to identify excess, close-out or slow-moving inventory by contemplating our 1) purchasing plans; 2) sales forecasts; 3) historical liquidation experience; and 4) the level and composition of inventory from current and prior seasons that remains unsold and establish provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value. Provisions are established when necessary in the period in which we make
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 30

such a determination. As of December 31, 2023, our inventory provisions reduced gross inventory by $23.3 million compared to $29.4 million as of December 31, 2022. The level of estimated excess inventory as of December 31, 2023 decreased reflecting the use of our outlet stores and temporary clearance locations to profitably clear excess merchandise.

Long-Lived Assets

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

During 2023 we tested certain long-lived assets consisting of property, plant, and equipment and lease ROU assets for impairment at certain underperforming retail locations. For the years ended December 31, 2023 and 2022, impairment charges from underperforming retail stores were not material. Further declines in projected future performance may adversely affect the recovery of retail locations assets.

Indefinite-Lived Intangible Assets and Goodwill

We review and test our intangible assets with indefinite lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that it is more likely than not that the fair value of the asset or reporting unit is less than its carrying amount. Our intangible assets with indefinite lives consist of trademarks and trade names (collectively, "trademarks"). Substantially all of our goodwill is recorded in the U.S. segment and impairment testing for goodwill is performed at the reporting unit level. Key assumptions used in the discounted cash flow models are cash flow projections and the discount rate. Cash flow projections are developed in part from our annual planning process. The discount rate is based on the estimated weighted-average costs of capital of the reporting unit from a market-participant perspective. When we include market-based valuation methods to estimate fair value of our reporting units as part of the goodwill impairment testing, we utilize market multiples for guideline public companies.

In the impairment tests for trademarks, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks are estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. As of December 31, 2023, the carrying value of indefinite-lived intangible assets was $79.2 million, of which $51.8 million was attributed to prAna's trademark. In our 2023 impairment test, the fair value of prAna's trademark exceeded its carrying value by approximately 10% as of the measurement date and, therefore, no impairment was recognized. As part of our evaluation, we performed a sensitivity analysis on the trademark impairment model. A 100 basis point decline in the compound annual growth rate for net sales assumed over the first five years would reduce the excess of fair value over the carrying amount to approximately 6%. Separately, a 100 basis point increase in the assumed discount rate would reduce the excess of the fair value over the carrying value to approximately 2%. A separate 50 basis point decline in the assumed royalty rate would reduce the excess of fair value over the carrying amount to zero. In 2022, we determined that the prAna brand’s trademark was impaired and we recognized an $18.7 million impairment charge for the year ended December 31, 2022.

In the impairment test for goodwill, we compare the estimated fair value of the reporting unit with the carrying amount of that reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, we calculate an impairment as the excess of carrying amount over the estimate of fair value. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market-based valuation methods, as appropriate. In our 2023 impairment test, we determined that prAna goodwill was impaired and we recognized a $25.0 million impairment charge for the year ended December 31, 2023, reducing the carrying value of prAna's goodwill to $12.3 million. The decline in estimated fair value from the fourth quarter 2022 impairment test reflected an increase in the weighted-average cost of capital used in the discounted cash flow model and lower operating income levels. In 2022, we determined that prAna goodwill was impaired and we recognized a $16.9 million impairment charge for the year ended December 31, 2022.

Our impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected net sales, income, cash flows, discount rates, market-based multiples, and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in our ability to meet sales and profitability objectives or changes in our business operations or strategic direction.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 31

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

The net fair value of our derivative contracts was favorable by $2.1 million as of December 31, 2023. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, renminbi, won, pound sterling, krone, zloty, krona and koruna against the United States dollar would have resulted in the net fair value declining by approximately $74.6 million as of December 31, 2023. Changes in fair value of
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 32

derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

INTEREST RATE RISK

Our negotiated credit facilities generally charge interest based on a benchmark rate such as the secured overnight financing rate. Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. As of December 31, 2023, no balance was outstanding under our credit facilities.

COMMODITY PRICE RISK

We are exposed to market risk for the pricing of the raw materials used to manufacture our products. These raw materials are purchased directly by our contract manufacturers.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 33

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 34

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Columbia Sportswear Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

The Company has trademarks and trade names (“trademarks”) that are indefinite-lived intangible assets. As of December 31, 2023, the carrying value of the Intangible assets, net were $79.9 million, of which $51.8 million was attributed to prAna’s trademark. The Company used the relief from royalty method to estimate fair value, which requires management to make significant estimates and assumptions related to projected net sales, royalty rates and discount rates.

Auditing management’s estimates and assumptions related to projected net sales, discount rate, and royalty rate for prAna involved especially subjective judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions related to projected net sales for the prAna trademark valuation included the following, among others:
•We tested the effectiveness of controls over intangible assets, including those over the forecasts of future net sales.
•We evaluated management’s ability to accurately forecast future net sales by comparing actual results to management’s historical forecasts.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 35

•We evaluated the reasonableness of management’s net sales forecasts by comparing the forecasts to:
◦Historical net sales.
◦Forecasted information included in the Company's press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
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
◦Tested the source information underlying the determination of the royalty rate selected by management and compared the selected royalty rates from royalty agreements for comparable companies.

Goodwill – prAna Reporting Unit – Refer to Notes 2 and 6 to the consolidated financial statements
Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Goodwill balance was $26.7 million as of December 31, 2023, of which $12.3 million was allocated to the prAna Reporting Unit (“prAna”), after recognizing $25.0 million of impairment loss in the year ended December 31, 2023. The Company used a combination of discounted cash flow analysis and market-based valuation methods, which requires management to make significant estimates and assumptions related to projected net sales, discount rates, market-based multiples, and other operating performance measures. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, if any, or both.

Auditing management’s estimates and assumptions related to projected net sales, discount rate and market-based multiples for prAna involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures for management’s estimates and assumptions related to projected net sales, for the prAna valuation included the following, among others:
•We tested the effectiveness of internal controls over the prAna impairment analysis, including those over the forecast of future net sales, the selection of the discount rate and market-based multiples.
•We evaluated management’s ability to accurately forecast net sales by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s net sales forecasts by comparing the forecasts to:
◦Historical net sales.
◦Forecasted information included in the Company's press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the market-based multiple management applied to the projected revenues as part of their market-based valuation method through comparison to valuation multiples for guideline public companies.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 26, 2024

We have served as the Company’s auditor since at least 1994; however, an earlier year could not be reliably determined.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Columbia Sportswear Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

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

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 26, 2024
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 37

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$350,319	$430,241
Short-term investments	414,185	722
Accounts receivable, net of allowance of $5,450 and $5,443, respectively	423,079	547,561
Inventories	746,288	1,028,545
Prepaid expenses and other current assets	80,814	129,872
Total current assets	2,014,685	2,136,941
Property, plant and equipment, net	287,281	291,214
Operating lease right-of-use assets	357,295	324,409
Intangible assets, net	79,908	81,558
Goodwill	26,694	51,694
Deferred income taxes	105,574	94,162
Other non-current assets	67,576	71,568
Total assets	$2,939,013	$3,051,546
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$235,927	$322,472
Accrued liabilities	272,058	328,759
Operating lease liabilities	71,086	68,685
Income taxes payable	17,556	18,802
Total current liabilities	596,627	738,718
Non-current operating lease liabilities	336,772	310,625
Income taxes payable	25,688	33,251
Deferred income taxes	66	143
Other long-term liabilities	41,250	33,020
Total liabilities	1,000,403	1,115,757
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 59,996 and 62,139 issued and outstanding, respectively	—	12,692
Retained earnings	1,984,446	1,953,734
Accumulated other comprehensive income (loss)	(45,836)	(30,637)
Total shareholders' equity	1,938,610	1,935,789
Total liabilities and shareholders' equity	$2,939,013	$3,051,546

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 38

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Net sales	$3,487,203	$3,464,152	$3,126,402
Cost of sales	1,757,271	1,753,074	1,513,947
Gross profit	1,729,932	1,711,078	1,612,455
Selling, general and administrative expenses	1,416,313	1,304,394	1,180,323
Impairment of goodwill and intangible assets	25,000	35,600	—
Net licensing income	21,665	22,020	18,372
Operating income	310,284	393,104	450,504
Interest income, net	13,687	2,713	1,380
Other non-operating income (expense), net	2,221	1,593	(373)
Income before income tax	326,192	397,410	451,511
Income tax expense	74,792	85,970	97,403
Net income	$251,400	$311,440	$354,108

Earnings per share:
Basic	$4.11	$4.96	$5.37
Diluted	$4.09	$4.95	$5.33
Weighted average shares outstanding:
Basic	61,232	62,754	65,942
Diluted	61,424	62,970	66,415

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 39

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$251,400	$311,440	$354,108
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $46)	145	—	—
Change in derivative transactions (net of tax effects of $6,662, $(4,358), and $(7,138), respectively)	(18,101)	11,876	19,283
Foreign currency translation adjustments (net of tax effects of $285, $218, and $(40), respectively)	2,757	(38,137)	(24,465)
Other comprehensive income (loss)	(15,199)	(26,261)	(5,182)
Comprehensive income	$236,201	$285,179	$348,926

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 40

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$251,400	$311,440	$354,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	127,052	117,399	115,571
Provision for uncollectible accounts receivable	3,142	(2,044)	(10,758)
Loss on disposal or impairment of investments, property, plant and equipment, right-of-use assets, goodwill, and intangible assets	26,374	38,194	1,233
Deferred income taxes	(5,135)	(8,118)	(9,798)
Stock-based compensation	23,051	21,021	19,126
Changes in operating assets and liabilities:
Accounts receivable	123,830	(64,495)	(31,622)
Inventories	283,826	(399,851)	(100,261)
Prepaid expenses and other current assets	29,840	(25,749)	(24,858)
Other assets	(3,148)	(2,475)	1,231
Accounts payable	(85,862)	40,429	75,513
Accrued liabilities	(62,239)	20,683	66,457
Income taxes payable	(8,800)	(5,871)	(15,248)
Operating lease assets and liabilities	(73,718)	(62,749)	(85,176)
Other liabilities	6,684	(3,055)	(1,112)
Net cash provided by (used in) operating activities	636,297	(25,241)	354,406
Cash flows from investing activities:
Purchases of short-term investments	(528,491)	(44,876)	(130,191)
Sales and maturities of short-term investments	121,279	176,083	1,184
Capital expenditures	(54,607)	(58,467)	(34,744)
Net cash provided by (used in) investing activities	(461,819)	72,740	(163,751)
Cash flows from financing activities:
Proceeds from credit facilities	837	52,918	38,334
Repayments on credit facilities	(837)	(52,979)	(38,156)
Payment of line of credit issuance fees	—	(604)	—
Proceeds from issuance of common stock related to stock-based compensation	7,354	6,588	28,783
Tax payments related to stock-based compensation	(4,681)	(4,229)	(5,812)
Repurchase of common stock	(184,022)	(287,443)	(165,415)
Cash dividends paid	(73,440)	(75,082)	(68,623)
Net cash used in financing activities	(254,789)	(360,831)	(210,889)
Net effect of exchange rate changes on cash	389	(19,831)	(7,087)
Net decrease in cash and cash equivalents	(79,922)	(333,163)	(27,321)
Cash and cash equivalents, beginning of period	430,241	763,404	790,725
Cash and cash equivalents, end of period	$350,319	$430,241	$763,404
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$90,507	$92,110	$129,483
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$10,125	$11,103	$5,853
See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 41

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2020	66,252	$20,165	$1,811,800	$806	$1,832,771
Net income	—	—	354,108	—	354,108
Other comprehensive income (loss)	—	—	—	(5,182)	(5,182)
Cash dividends ($1.04 per share)	—	—	(68,623)	—	(68,623)
Issuance of common stock related to stock-based compensation, net	567	22,971	—	—	22,971
Stock-based compensation expense	—	19,126	—	—	19,126
Repurchase of common stock	(1,655)	(62,262)	(103,657)	—	(165,919)
Balance, December 31, 2021	65,164	—	1,993,628	(4,376)	1,989,252
Net income	—	—	311,440	—	311,440
Other comprehensive income (loss)	—	—	—	(26,261)	(26,261)
Cash dividends ($1.20 per share)	—	—	(75,082)	—	(75,082)
Issuance of common stock related to stock-based compensation, net	210	2,359	—	—	2,359
Stock-based compensation expense	—	21,021	—	—	21,021
Repurchase of common stock	(3,235)	(10,688)	(276,252)	—	(286,940)
Balance, December 31, 2022	62,139	12,692	1,953,734	(30,637)	1,935,789
Net income	—	—	251,400	—	251,400
Other comprehensive income (loss)	—	—	—	(15,199)	(15,199)
Cash dividends ($1.20 per share)	—	—	(73,440)	—	(73,440)
Issuance of common stock related to stock-based compensation, net	235	2,673	—	—	2,673
Stock-based compensation expense	—	23,051	—	—	23,051
Repurchase of common stock	(2,378)	(36,774)	(147,248)	—	(184,022)
Excise taxes related to repurchase of common stock	—	(1,642)	—	—	(1,642)
Balance, December 31, 2023	59,996	$—	$1,984,446	$(45,836)	$1,938,610

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 42

Table of Contents Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 43

Table of Contents Notes to Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

NATURE OF THE BUSINESS

Columbia Sportswear Company connects active people with their passions through its four brands, Columbia, SOREL, Mountain Hardwear, and prAna, by designing, developing, marketing, and distributing its outdoor, active and lifestyle apparel, footwear, accessories, and equipment products to meet the diverse needs of its customers and consumers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintained a controlling financial interest (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. The Company's significant estimates relate to sales reserves, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, impairment of indefinite-lived intangible assets and goodwill, and income taxes.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include short-term highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with original maturities of three months or less. As of December 31, 2023, Cash and cash equivalents consisted of cash, money market funds and time deposits. As of December 31, 2022, Cash and cash equivalents consisted of cash and money market funds.

INVESTMENTS

As of December 31, 2023, Short-term investments consisted of United States government treasury bills, as well as money market funds and mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. As of December 31, 2022, Short-term investments consisted of money market funds and mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. The United States government treasury bills are classified as available-for-sale securities and are recorded at fair value with any unrealized gains or losses reported, net of tax, in Other comprehensive income (loss). Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any gains and losses included in Selling, general, and administrative ("SG&A") expenses.

As of December 31, 2023 and 2022, long-term investments included in Other non-current assets consisted of money market funds and mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. These investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next twelve months. These investments are classified as trading securities and are recorded at fair value with gains and losses reported as SG&A expenses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains an allowance for estimated credit losses resulting from the inability of the Company's customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 44

Table of Contents Notes to Consolidated Financial Statements
supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-offs of accounts receivable were $2.8 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

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

CLOUD COMPUTING ARRANGEMENTS

The Company’s cloud computing arrangements that are service contracts ("CCAs") primarily relate to various enterprise resource planning systems, as well as other supporting systems. Implementation costs associated with CCAs are capitalized ("CCA assets") when incurred during the application development stage and generally included in Other non-current assets in the Consolidated Balance Sheets. CCA assets are amortized on a straight-line basis over the lesser of their assessed useful lives or the contractual term of the CCA contract, whichever is shorter, with amortization included in the same financial statement line item in the Consolidated Statement of Operations as the expense for fees in the associated CCA contract. As of December 31, 2023, CCA assets in-service have useful lives which range from approximately one year to six years. As of December 31, 2023 and 2022, CCA assets consisted of capitalized implementation costs of $38.6 million and $36.0 million, respectively and associated accumulated amortization of $19.8 million and $12.6 million, respectively. Changes in these assets are recorded in Other assets within operating activities in the Consolidated Statements of Cash Flows.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment, lease ROU assets, and capitalized implementation costs for cloud computing arrangements are tested for recoverability only when events or circumstances indicate the carrying value may not be recoverable. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether the asset or asset group is recoverable. If the sum of the estimated future undiscounted cash flows is less than the carrying value of the asset or asset group, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimate of fair value.

Impairment charges of long-lived assets, if any, are classified as SG&A expenses. Impairment charges of goodwill and indefinite-lived intangible assets, if any, are classified as Impairment of goodwill and intangible assets in the Consolidated Statements of Operations.

DEFINITE-LIVED INTANGIBLE ASSETS

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

INDEFINITE-LIVED INTANGIBLE ASSETS AND GOODWILL

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 45

Table of Contents Notes to Consolidated Financial Statements
The Company reviews and tests its indefinite-lived intangible assets with indefinite lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that it is more likely than not that the fair value of the asset or reporting unit is less than its carrying amount. The Company's intangible assets with indefinite lives consist of trademarks and trade names. In the impairment test for goodwill, the estimated fair value of the reporting unit is compared with the carrying amount of that reporting unit. In the impairment tests for trademarks and trade names indefinite-lived intangibles, the Company compares the estimated fair value of each asset to its carrying amount. In the impairment tests for goodwill, the estimated fair value of the reporting unit is compared with the carrying amount of that reporting unit. For goodwill and trademarks and trade names indefinite-lived intangible assets and goodwill, if the carrying amount exceeds its estimated fair value, the Company calculates an impairment as the excess of carrying amount over the estimate of fair value.

LEASES

The Company leases, among other things, retail space, office space, warehouse facilities, storage space, vehicles, and equipment. Generally, the initial lease terms are between 5 and 10 years. Certain lease agreements contain scheduled rent escalation clauses and others include rental payments adjusted periodically depending on an index or rate. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums ("percentage rent"). Certain lease agreements require the Company to pay real estate taxes, insurance, common area maintenance, and other costs, collectively referred to as operating costs, in addition to base rent.

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

The Company's lease contracts may include options to extend the lease following the initial term or terminate the lease prior to the end of the initial term. In most instances, at the commencement of the leases, the Company has determined that it is not reasonably certain to exercise either of these options; accordingly, these options are generally not considered in determining the initial lease term. In instances where the Company exercises an option it had previously determined it was not reasonably certain to exercise, the Company reassesses any remaining options in the contract that it is reasonably certain to exercise in its measurement of the lease term.

For lease agreements entered into or reassessed after the adoption of Accounting Standards Codification ("ASC") 842, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

Variable lease payments associated with the Company's leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments are presented in the Company's Consolidated Statements of Operations in the same line item as expense arising from fixed lease payments, which is generally within SG&A expenses.

Leases with an initial term of 12 months or less are considered short-term leases and not recorded on the Consolidated Balance Sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term.

For lease concessions related to the effects of the COVID-19 pandemic that provided a deferral of payments with no substantive changes to the consideration in the original contract, the Company continues to recognize expense during the deferral period. For concessions related to
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 46

Table of Contents Notes to Consolidated Financial Statements
the effects of the COVID-19 pandemic in the form of lease abatements, the reduced lease payments were accounted for as reductions to variable lease expense.

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

DERIVATIVES

The effective portion of changes in the fair value of outstanding cash flow hedges is recorded in Accumulated other comprehensive income (loss) until earnings are affected by the hedged transaction, and any ineffective portion is included in earnings. In most cases, amounts recorded in Accumulated other comprehensive income (loss) will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in Cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in Net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications.

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

The amount of consideration the Company expects to be entitled to receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns, other accommodations and incentives offered. The Company estimates expected sales returns and other accommodations, such as chargebacks and markdowns, and records a sales reserve to reduce Net sales. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates are warranted. However, actual returns and claims in any future period are inherently uncertain and thus may differ from estimates. As a
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 47

Table of Contents Notes to Consolidated Financial Statements
result, the Company adjusts estimates of revenue at the earlier of when the most likely amount of consideration the Company expects to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, the Company records an adjustment to Net sales in the period in which it made such determination.

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

Shipping and Handling Costs

Fees for shipping and handling activities which are billed to customers and consumers are recorded as Net Sales. The Company has elected to account for shipping and handling activities that occur after a customer has obtained control of a good as fulfillment costs rather than an additional performance obligation. Freight costs associated with the shipment of goods to customers and consumers, including freight costs associated with the transfer of inventory within the Company's distribution network and to our retail stores, are recorded as Cost of sales.
Shipping and handling costs also include costs associated with the handling of inventory and warehousing costs associated with the operation of our owned distribution centers and third-party logistics providers are recorded as SG&A expenses, and were $183.2 million, $155.8 million and $114.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

COST OF SALES

Cost of sales consists of all direct costs to source and purchase inventory, including product costs, freight, duties and other importation costs, as well as specific provisions for excess, close-out or slow-moving inventory. In addition, certain products carry life-time or limited warranty provisions for defects in quality and workmanship. Cost of sales includes a warranty reserve established for these provisions at the time of sale to cover estimated costs based on the Company's history of warranty repairs and replacements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses consists of personnel-related costs, advertising, depreciation and amortization, occupancy, warehousing, and other selling and general operating expenses related to the Company's business functions.

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the award's fair value. For stock options and service-based restricted stock units, stock-based compensation cost is recognized over the expected requisite service period using the straight-line attribution method. For performance-based restricted stock units, stock-based compensation cost is recognized based on the Company's assessment of the probability of achieving the related performance targets. The Company estimates forfeitures for stock-based awards granted, but which are not expected to vest.

ADVERTISING COSTS

Advertising costs, including marketing and demand creation spending, are expensed in the period incurred and are included in SG&A expenses. The Company may reimburse its customers for certain marketing activities at the Company's discretion. The costs for such activities are recorded as advertising costs when the Company has determined a payment is in exchange for a distinct good or service and approximates the fair value of the good or service received. Total advertising expense was $209.4 million, $205.9 million and $184.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

None.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 48

Table of Contents Notes to Consolidated Financial Statements
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss, among other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted, and should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine the impact on the Company's disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through disaggregation of specific rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on the Company’s disclosures.

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Year Ended December 31, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,783,205	$392,690	$319,468	$181,234	$2,676,597
Footwear	458,232	127,064	149,769	75,541	810,606
Total	$2,241,437	$519,754	$469,237	$256,775	$3,487,203
Channel net sales
Wholesale	$1,082,197	$256,423	$373,583	$161,800	$1,874,003
Direct-to-consumer	1,159,240	263,331	95,654	94,975	1,613,200
Total	$2,241,437	$519,754	$469,237	$256,775	$3,487,203

	Year Ended December 31, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,829,389	$354,000	$303,731	$173,911	$2,661,031
Footwear	472,857	119,866	134,823	75,575	803,121
Total	$2,302,246	$473,866	$438,554	$249,486	$3,464,152
Channel net sales
Wholesale	$1,114,337	$225,932	$364,598	$162,773	$1,867,640
Direct-to-consumer	1,187,909	247,934	73,956	86,713	1,596,512
Total	$2,302,246	$473,866	$438,554	$249,486	$3,464,152
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 49

Table of Contents Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,624,542	$347,071	$263,432	$154,109	$2,389,154
Footwear	435,758	118,428	118,628	64,434	737,248
Total	$2,060,300	$465,499	$382,060	$218,543	$3,126,402
Channel net sales
Wholesale	$983,799	$215,448	$317,104	$144,008	$1,660,359
Direct-to-consumer	1,076,501	250,051	64,956	74,535	1,466,043
Total	$2,060,300	$465,499	$382,060	$218,543	$3,126,402

PERFORMANCE OBLIGATIONS

For the years December 31, 2023, 2022 and 2021, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of December 31, 2023 and 2022, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the Consolidated Balance Sheets.

NOTE 4 — CONCENTRATIONS

TRADE RECEIVABLES

The Company had one customer that accounted for approximately 19.8% and 13.8% of Accounts receivable, net as of December 31, 2023 and 2022, respectively. No single customer accounted for 10% or more of Net sales for any of the years ended December 31, 2023, 2022 or 2021.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 50

Table of Contents Notes to Consolidated Financial Statements

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Land and improvements	$33,028	$32,964
Buildings and improvements	226,510	211,495
Machinery, software and equipment	397,310	386,657
Furniture and fixtures	115,430	104,190
Leasehold improvements	176,731	162,210
Construction in progress	10,202	17,609
	959,211	915,125
Less accumulated depreciation	(671,930)	(623,911)
	$287,281	$291,214

Depreciation expense for Property, plant and equipment, net was $56.4 million, $53.1 million, and $54.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)
Customer relationships	(22,313)	(20,663)
Accumulated amortization	(36,511)	(34,861)
Net carrying amount	687	2,337
Intangible assets with indefinite lives	79,221	79,221
Intangible assets, net	$79,908	$81,558

Amortization expense for intangible assets subject to amortization was $1.7 million for each of the years ended December 31, 2023, 2022 and 2021.

For the year ended December 31, 2023, there was no impairment recorded for intangible assets with indefinite lives. For the year ended December 31, 2022, an impairment charge of $18.7 million was recorded for the impairment of prAna's trademark and trade name (collectively, "trademark"), which is an indefinite-lived intangible asset recorded in the U.S. segment. The impairment of the prAna trademark was determined as part of the annual impairment test. The decline in estimated fair value from the fourth quarter 2021 impairment test
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 51

Table of Contents Notes to Consolidated Financial Statements
reflected a decline in forecasted revenue, a lower estimated royalty rate, and a slightly higher discount rate. For the year ended December 31, 2021, there was no impairment recorded for intangible assets with indefinite lives.

The following table presents the remaining estimated annual amortization expense of intangible assets with definite lives:

(in thousands)
2024	$687
2025 and thereafter	$—

GOODWILL

The following table sets forth the changes in Goodwill.

(in thousands)
Balance as of December 31, 2021
Gross	$73,208
Accumulated impairment losses	(4,614)
Carrying value	68,594
Impairment losses during 2022	(16,900)
Balance as of December 31, 2022
Gross	73,208
Accumulated impairment losses	(21,514)
Carrying value	51,694
Impairment losses during 2023	(25,000)
Balance as of December 31, 2023
Gross	73,208
Accumulated impairment losses	(46,514)
Carrying value	$26,694

Substantially all of the Company's goodwill is recorded in the U.S. segment.

For the years ended December 31 2023 and 2022, the impairment of goodwill attributable to the prAna reporting unit was determined as part of the annual impairment test. The Company estimated the fair value of the prAna reporting unit using a combination of discounted cash flow analysis and market-based valuation methods. Key assumptions used in the discounted cash flow models included the cash flow projections and the discount rate. Cash flow projections are developed in part from our annual planning process. The discount rate reflected the estimated weighted-average cost of capital of the reporting unit from a market-participant perspective. The market-based valuation methods to estimate fair value of the reporting units utilized market multiples for guideline public companies. For the year ended December 31, 2023 an impairment charge of $25.0 million was recorded. The decline in estimated fair value from the fourth quarter 2022 impairment test reflected an increase in the weighted-average cost of capital used in the discounted cash flow model and lower operating income levels. For the year ended December 31, 2022, an impairment charge of $16.9 million was recorded. The decline in estimated fair value from the fourth quarter 2021 impairment test reflected lower assumed revenue and operating income levels, while the weighted-average cost of capital used in the discounted cash flow model remained relatively unchanged.

For the year ended December 31, 2021, there was no impairment recorded for goodwill.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 52

Table of Contents Notes to Consolidated Financial Statements

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

As of December 31, 2023, the Company was in compliance with all associated covenants. As of December 31, 2023 and 2022, there was no balance outstanding.

INTERNATIONAL CREDIT FACILITIES

The Company's European subsidiary has available an unsecured, committed line of credit, which is guaranteed by the Company, and provides for borrowing up to a maximum of €4.4 million (approximately US$4.9 million) as of December 31, 2023, with borrowings to accrue interest at a base rate plus 75 basis points.

As of December 31, 2023 and 2022 there was no balance outstanding.

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Sales reserves	$103,907	$115,366
Accrued salaries, bonus, paid time off and other benefits	72,726	99,524
Accrued import duties	18,741	30,847
Taxes other than income taxes payable	18,706	23,262
Product warranties	11,620	13,810
Other	46,358	45,950
	$272,058	$328,759

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 53

Table of Contents Notes to Consolidated Financial Statements
A reconciliation of product warranties is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$13,810	$13,645	$14,745
Provision for warranty claims	877	3,627	2,179
Warranty claims	(3,075)	(3,163)	(2,917)
Other	8	(299)	(362)
Balance at end of year	$11,620	$13,810	$13,645

NOTE 9 — LEASES

The components of lease cost consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$83,866	$76,650	$71,996
Variable lease cost	65,376	63,537	67,745
Short term lease cost	10,117	5,775	5,612
	$159,359	$145,962	$145,353

For the year ended December 31, 2023, there were no impairments recorded for ROU assets related to underperforming retail locations or gains from lease termination negotiations or settlements related to previous store closures. For the year ended December 31, 2022, operating lease costs included $0.8 million of ROU asset impairment charges related to underperforming retail locations, as well as a gain of $4.8 million from the completion of lease termination negotiations and settlements related to certain retail store closures in 2020 and 2022, primarily in the U.S. segment. For the year ended December 31, 2021, operating lease costs included $0.5 million of ROU asset impairment charges related to underperforming retail locations primarily in the EMEA. segment, as well as a gain of $8.6 million from the completion of lease termination negotiations and settlements related to certain 2020 retail store closures, primarily in the U.S. segment.

In the periods presented, lease concessions reducing variable lease expense were not material.

The following table presents supplemental cash flow information related to leases:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$85,793	$81,130	$83,827
Operating lease liabilities arising from obtaining ROU assets(1)	$83,393	$51,976	$53,168
Reductions to ROU assets resulting from reductions to operating lease liabilities	$234	$52	$118
(1) Includes amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.

The following table presents supplemental balance sheet information related to leases:

	December 31,
	2023	2022
Weighted average remaining lease term	5.45 years	6.02 years
Weighted average discount rate	4.42%	4.21%
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 54

Table of Contents Notes to Consolidated Financial Statements
The following table presents the future maturities of operating lease liabilities as of December 31, 2023:

(in thousands)
2024	$86,610
2025	81,884
2026	74,278
2027	63,143
2028	55,021
Thereafter	106,339
Total operating lease payments	467,275
Less: imputed interest	(59,417)
Total operating lease liabilities	407,858
Less: current operating lease liabilities	(71,086)
Non-current operating lease liabilities	$336,772

As of December 31, 2023, the Company has additional commitments for operating lease that have not yet commenced of $3.8 million. These leases will commence in 2024 with lease terms of approximately one to ten years.

NOTE 10 — INCOME TAXES

INCOME TAX PROVISION

Consolidated income from operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States operations	$125,578	$243,695	$318,306
Foreign operations	200,614	153,715	133,205
Income before income tax	$326,192	$397,410	$451,511

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$39,939	$52,503	$51,790
State and local	6,879	11,191	14,429
Non-United States	33,109	25,615	33,825
	79,927	89,309	100,044
Deferred:
Federal	(5,492)	(13,248)	(3,042)
State and local	(1,589)	(710)	(266)
Non-United States	1,946	10,619	667
	(5,135)	(3,339)	(2,641)
Income tax expense	$74,792	$85,970	$97,403

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 55

Table of Contents Notes to Consolidated Financial Statements
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
(percent of income before tax)	2023	2022	2021
Provision for federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	1.2	1.6	2.5
Non-United States income taxed at different rates	(1.4)	(0.4)	2.7
Foreign tax credits	—	—	(2.4)
Adjustment to deferred taxes	—	0.1	—
Global Intangible Low-Taxed Income	0.9	0.1	0.1
Research credits	(0.7)	(0.4)	(0.4)
Withholding taxes	1.0	0.2	(1.4)
Excess tax benefits from stock plans	0.1	—	(0.9)
Other	0.8	(0.6)	0.4
Actual provision for income taxes	22.9%	21.6%	21.6%

DEFERRED INCOME TAX BALANCES

Significant components of the Company's deferred taxes consisted of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Accruals and allowances	$29,585	$31,957
Lease liability	103,551	89,742
Capitalized inventory costs	20,589	26,147
Sales reserves	16,559	16,897
Stock compensation	9,166	7,659
Net operating loss carryforwards	1,720	18,778
Depreciation and amortization	20,335	15,463
Capitalized research and development expenditures (1)	17,008	8,530
Tax credits	860	2,751
Other	2,471	2,372
Gross deferred tax assets	221,844	220,296
Valuation allowance	(7,141)	(19,649)
Net deferred tax assets	214,703	200,647
Deferred tax liabilities:
Depreciation and amortization	(879)	(5,844)
Prepaid expenses	(3,315)	(2,892)
ROU lease asset	(90,756)	(78,274)
Deferred tax liability associated with future repatriations	(11,657)	(11,267)
Foreign currency	(2,588)	(8,351)
Gross deferred tax liabilities	(109,195)	(106,628)
Total net deferred taxes	$105,508	$94,019
(1) Capitalized research and development expenditures balance as of December 31, 2022 were previously classified as Other.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 56

Table of Contents Notes to Consolidated Financial Statements
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company had foreign net operating loss carryforwards of $8.2 million as of December 31, 2023, of which $7.9 million have a 15-year carryforward period and $0.3 million have an unlimited carryforward period. As of December 31, 2023 and 2022, the net operating losses result in deferred tax assets of $1.7 million and $18.8 million, respectively, and were subject to a valuation allowance of $0.0 million and $18.8 million, respectively. Due to a foreign reorganization, the $18.8 million net operating losses and related valuation allowance as of December 31, 2022 were written off as the losses were no longer available to offset income.

As of December 31, 2023, the Company had a foreign deferred tax asset of $9.4 million, which is subject to a valuation allowance of $7.0 million.

As of December 31, 2023, the Company had accumulated undistributed earnings generated by the Company's foreign subsidiaries of $299.6 million. These earnings have been subject to U.S. tax, so any further taxes associated with such earnings would generally be limited to foreign withholding and state taxes. The Company has recorded a deferred tax liability for these, except in the jurisdictions where the Company intends to indefinitely reinvest the earnings.

UNRECOGNIZED TAX BENEFITS

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland, and the United States. The Company has effectively settled Canadian tax examinations of all years through 2018, United States tax examinations of all years through 2018, Japanese tax examinations of all years through 2019, France tax examinations of all years through 2016, Swiss tax examinations of all years through 2019, Italy tax examinations of all years through 2016, and China tax examinations of all years through 2018. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, an audit of the Company's 2014 corporate income tax return in 2016, and an audit of 2016 through 2020 corporate income tax returns in 2022. Due to the nature of the findings in the 2009 through 2014 audits, the Company has invoked the Mutual Agreement Procedures outlined in the United States-Korean income tax treaty. The Company does not anticipate that adjustments relative to these findings, or any other ongoing tax audits, will result in material impacts to its financial condition, results of operations or cash flows. Other than the findings and audits previously noted, the Company is not currently under examination in any other major jurisdiction.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$10,177	$13,855	$14,493
Increases related to prior year tax positions	578	234	355
Decreases related to prior year tax positions	—	(1,646)	(1,447)
Increases related to current year tax positions	1,376	1,355	883
Expiration of statute of limitations	(1,813)	(3,621)	(429)
Balance at end of year	$10,318	$10,177	$13,855

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2023 by a range of zero to $1.7 million. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

Unrecognized tax benefits of $9.2 million, $9.2 million and $12.9 million would affect the effective tax rate if recognized as of December 31, 2023, 2022 and 2021, respectively.

The Company recognizes interest expense and penalties related to income tax matters in Income tax expense. The Company recognized a net increase of accrued interest and penalties of $2.7 million in 2023, and a net decrease of accrued interest and penalties of $0.8 million in
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 57

Table of Contents Notes to Consolidated Financial Statements
2022 and a net increase of accrued interest and penalties of $0.3 million in 2021, all of which related to uncertain tax positions. The Company had $4.5 million and $1.8 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2023 and 2022, respectively.

NOTE 11 — RETIREMENT SAVINGS PLANS

401(K) PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company, with approval of the Board of Directors, may elect to make discretionary matching or non-matching contributions. Costs recognized for Company contributions to the plan were $15.6 million, $13.3 million and $10.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

DEFERRED COMPENSATION PLAN

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Costs recognized for Company matching contributions to the plan were immaterial for the years ended December 31, 2023, 2022 and 2021. Participants earn a return on their deferred compensation based on investment earnings of participant-selected investments. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment.

The Company has purchased specific money market and mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company's insolvency. Changes in the market value of the participants' investment selections are recorded as an adjustment to the investments and as gains and losses in SG&A expenses. A corresponding adjustment of an equal amount is made to the deferred compensation liabilities and compensation expense, which is included in SG&A expenses.

As of December 31, 2023 and 2022, the long-term portion of the liability to participants under this plan was $26.6 million and $20.5 million, respectively, and was recorded in Other long-term liabilities. As of December 31, 2023 and 2022, the current portion of the participant liability was $1.2 million and $0.7 million, respectively, and was recorded in Accrued liabilities. As of December 31, 2023 and 2022, the fair value of the long-term portion of the investments related to this plan was $26.6 million and $20.5 million, respectively, and was recorded in Other non-current assets. As of December 31, 2023 and 2022, the current portion of the investments related to this plan was $1.2 million and $0.7 million, respectively, and was recorded in Short-term investments.

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
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 58

Table of Contents Notes to Consolidated Financial Statements
in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Consolidated Balance Sheets.

NOTE 13 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2023, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of December 31, 2023, the Company had repurchased 34.1 million shares at an aggregate purchase price of $1,654.7 million and had $345.3 million remaining available, excluding excise tax. During the years ended December 31, 2023 and 2022, the Company repurchased an aggregate of $184.0 million and $286.9 million, respectively, of common stock under this program, excluding excise tax.

NOTE 14 — STOCK-BASED COMPENSATION

At its Annual Meeting held on June 3, 2020, the Company’s shareholders approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), and the 2020 Plan became effective on that date following such approval. The 2020 Plan replaced the Company’s 1997 Stock Incentive Plan (the "Prior Plan”) and no new awards will be granted under the Prior Plan. The terms and conditions of the awards granted under the Prior Plan will remain in effect with respect to awards granted under the Prior Plan. The Company has reserved 3.0 million shares of common stock for issuance under the 2020 Plan, plus up to an aggregate of 1.5 million shares of the Company's common stock that were previously authorized and available for issuance under the Prior Plan. As of December 31, 2023, 2,552,993 shares were available for future grants under the 2020 Plan.

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of sales	$311	$312	$313
SG&A expenses	22,740	20,709	18,813
Pre-tax stock-based compensation expense	23,051	21,021	19,126
Income tax benefits	(5,365)	(4,867)	(4,465)
Total stock-based compensation expense, net of tax	$17,686	$16,154	$14,661

The Company realized a tax benefit for the deduction from stock-based award transactions of $3.9 million, $3.6 million and $8.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The fair value of stock options is determined using the Black-Scholes model. Key inputs and assumptions used in the model include the
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 59

Table of Contents Notes to Consolidated Financial Statements
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

The weighted average assumptions for stock options granted and resulting fair value is as follows:

	Year Ended December 31,
	2023	2022	2021
Expected option term	4.39 years	4.36 years	4.35 years
Expected stock price volatility	27.37%	25.38%	24.88%
Risk-free interest rate	4.03%	1.72%	0.54%
Expected annual dividend yield	1.36%	1.26%	1.09%
Weighted average grant date fair value per stock option granted	$22.61	$18.33	$17.95

The following table summarizes stock option activity under the Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding as of December 31, 2020	1,919,163	$74.45	7.19	$29,489
Granted	687,772	95.90
Forfeited or expired	(213,444)	89.96
Exercised	(459,957)	62.58
Options outstanding as of December 31, 2021	1,933,534	83.19	7.26	29,889
Granted	561,295	89.25
Forfeited or expired	(223,813)	91.09
Exercised	(116,109)	56.75
Options outstanding as of December 31, 2022	2,154,907	85.37	7.02	13,929
Granted	500,219	88.39
Forfeited or expired	(246,104)	90.60
Exercised	(129,008)	57.00
Options outstanding as of December 31, 2023	2,280,014	$87.08	6.72	$10,051

Options vested and expected to vest as of December 31, 2023	2,208,014	$87.01	6.66	$9,979
Options exercisable as of December 31, 2023	1,250,833	$84.88	5.48	$9,038
(1) The aggregate intrinsic value above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.

Stock option compensation expense was $8.2 million, $7.8 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, unrecognized costs related to outstanding stock options totaled $13.0 million, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs related to stock options are being amortized over a weighted average period of 2.26 years. The aggregate intrinsic value of stock options exercised was $3.0 million, $3.4 million and $19.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total cash received as a result of stock option exercises was $7.4 million, $6.6 million and $28.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 60

Table of Contents Notes to Consolidated Financial Statements
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

The weighted average assumptions for restricted stock units granted and resulting fair value are as follows:

	Year Ended December 31,
	2023	2022	2021
Vesting period	3.74 years	3.71 years	3.77 years
Expected annual dividend yield	1.38%	1.31%	1.04%
Weighted average grant date fair value per restricted stock unit granted	$82.49	$85.27	$96.07

The following table summarizes the restricted stock unit activity under the Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Restricted stock units outstanding as of December 31, 2020	425,275	$80.37
Granted	176,804	96.07
Vested(1)	(164,088)	75.61
Forfeited	(68,399)	86.38
Restricted stock units outstanding as of December 31, 2021	369,592	88.88
Granted	247,860	85.27
Vested(1)	(141,674)	87.64
Forfeited	(64,925)	89.29
Restricted stock units outstanding as of December 31, 2022	410,853	87.07
Granted	289,172	82.49
Vested(1)	(158,616)	86.38
Forfeited	(62,394)	85.11
Restricted stock units outstanding as of December 31, 2023	479,015	$84.79
(1) The number of vested units includes shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the years ended December 31, 2023, 2022 and 2021, the Company withheld 52,615, 47,130 and 56,792 shares, respectively, to satisfy $4.7 million, $4.2 million and $5.8 million of employees' tax obligations, respectively.

Restricted stock unit compensation expense was $14.9 million, $13.2 million and $12.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, unrecognized costs related to restricted stock units totaled $25.1 million, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs as of December 31, 2023 are expected to be recognized over a weighted average period of 2.33 years. The total grant date fair value of restricted stock units vested was $13.7 million, $12.4 million and $12.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 61

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Weighted average common shares outstanding, used in computing basic earnings per share	61,232	62,754	65,942
Effect of dilutive stock options and restricted stock units	192	216	473
Weighted average common shares outstanding, used in computing diluted earnings per share	61,424	62,970	66,415

Earnings per share:
Basic	$4.11	$4.96	$5.37
Diluted	$4.09	$4.95	$5.33

Anti-dilutive common shares (1)	1,996	1,735	844
(1) Common stock related to stock options and service-based restricted stock units, and performance-based restricted stock units were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 62

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

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Available-for-sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2020	$—	$(9,369)	$10,175	$806
Other comprehensive income (loss) before reclassifications	—	16,113	(24,465)	(8,352)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	3,170	—	3,170
Net other comprehensive income (loss)	—	19,283	(24,465)	(5,182)
Balance as of December 31, 2021	—	9,914	(14,290)	(4,376)
Other comprehensive income (loss) before reclassifications	(451)	20,724	(38,137)	(17,864)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(8,848)	—	(8,397)
Net other comprehensive income (loss)	—	11,876	(38,137)	(26,261)
Balance as of December 31, 2022	$—	$21,790	$(52,427)	$(30,637)
Other comprehensive income (loss) before reclassifications	145	(849)	2,757	2,053
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(17,252)	—	(17,252)
Net other comprehensive income (loss)	145	(18,101)	2,757	(15,199)
Balance as of December 31, 2023	$145	$3,689	$(49,670)	$(45,836)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the Consolidated Statements of Operations. Refer to Note 18 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 63

Table of Contents Notes to Consolidated Financial Statements

NOTE 17 — SEGMENT INFORMATION

The Company has four reportable geographic segments: U.S., LAAP, EMEA, and Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle products, including apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departmental functions, including consumer digital technology, certain supply chain functions, finance, human resources and legal, as well as executive compensation, unallocated benefit program expense, goodwill and intangible asset impairment charges and other miscellaneous costs.

The following tables present financial information for the Company's reportable segments:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net sales to unrelated entities:
U.S.	$2,241,437	$2,302,246	$2,060,300
LAAP	519,754	473,866	465,499
EMEA	469,237	438,554	382,060
Canada	256,775	249,486	218,543
	$3,487,203	$3,464,152	$3,126,402
Segment operating income:
U.S.	$415,731	$519,812	$536,475
LAAP	61,824	47,025	42,025
EMEA	98,943	80,192	65,496
Canada	55,599	52,957	52,731
Total segment operating income	632,097	699,986	696,727
Unallocated corporate expenses	(321,813)	(306,882)	(246,223)
Interest income, net	13,687	2,713	1,380
Other non-operating income (expense), net	2,221	1,593	(373)
Income before income tax	$326,192	$397,410	$451,511

Depreciation and amortization expense:
U.S.	$21,429	$20,428	$21,098
LAAP	5,440	4,984	5,733
EMEA	3,545	3,066	3,423
Canada	2,616	2,461	2,586
Unallocated corporate expense	25,033	23,813	23,082
	$58,063	$54,752	$55,922

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 64

Table of Contents Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2023	2022
Accounts receivable, net:
U.S.	$206,119	$280,199
LAAP	71,236	87,391
EMEA	104,871	107,626
Canada	40,853	72,345
	$423,079	$547,561
Inventories:
U.S.	$487,860	$747,762
LAAP	106,785	105,158
EMEA	89,303	98,777
Canada	62,340	76,848
	$746,288	$1,028,545
Property, plant and equipment, net:
U.S.	$226,243	$233,382
Canada	25,174	25,350
All other countries	35,864	32,482
	$287,281	$291,214

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 65

Table of Contents Notes to Consolidated Financial Statements
The following table presents the gross notional amount of outstanding derivative instruments:

	December 31,
(in thousands)	2023	2022
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$634,676	$514,365
Derivative instruments not designated as hedges:
Currency forward contracts	$342,532	$448,838

As of December 31, 2023, $8.1 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales, Cost of sales, or Other non-operating income, net in the Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales, Cost of sales, or Other non-operating income, net in the Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of December 31, 2023, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $2.9 million as of December 31, 2023. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

		December 31,
(in thousands)	Balance Sheet Classification	2023	2022
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$7,367	$20,306
Currency forward contracts	Other non-current assets	961	7,153
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	4,121	1,249
Currency forward contracts	Other long-term liabilities	2,629	1,770
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,833	3,027
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,269	2,533

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 66

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Year Ended December 31,
(in thousands)		2023	2022	2021
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$(849)	$20,724	$16,113
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	60	(146)	(448)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	23.307	12,100	(4,072)
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income, net	521	320	451
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Other non-operating income, net	(1,822)	(1,955)	(608)

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 67

Table of Contents Notes to Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$75,758	$—	$—	$75,758
U.S. Government treasury bills	—	9,977	—	9,977
Time deposits (1)	—	40,876	—	40,876
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. Government treasury bills	—	412,987	—	412,987
Other short-term investments:
Money market funds	314	—	—	314
Mutual fund shares	884	—	—	884
Prepaid expenses and other current assets:
Derivative financial instruments	—	10,200	—	10,200
Other non-current assets:
Money market funds	1,796	—	—	1,796
Mutual fund shares	24,808	—	—	24,808
Derivative financial instruments	—	961	—	961
Total assets measured at fair value	$103,560	$475,001	$—	$578,561
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$6,390	$—	$6,390
Other long-term liabilities:
Derivative financial instruments	—	2,629	—	2,629
Total liabilities measured at fair value	$—	$9,019	$—	$9,019
(1) Time deposits are carried at amortized cost on the Consolidated Balance Sheet, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 68

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

NON-RECURRING FAIR VALUE MEASUREMENTS

The Company measured the fair value of certain trademark indefinite-lived intangible assets and goodwill as part of impairment testing for the year ended December 31, 2023. The inputs used to measure the fair value of these assets are primarily significant unobservable inputs and, as such, considered Level 3 fair value measurements. Refer to Note 6 in Part II, Item 8 in the Annual Report on Form 10-K for further discussion.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 69

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of December 31, 2023 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, we, including our Chief Executive Officer and Chief Financial Officer, have concluded our internal control over financial reporting is effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Securities Trading Plans

On November 9, 2023, Sabrina L. Simmons, a director, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the "Plan") related to 2,093 restricted stock units (the "Award"). The Plan calls for the disposition of (a) 25% of the Award on the day after the shares have vested and (b) 33% of the remaining Award on the second day after the shares have vested. The Plan will expire on the earlier of (a) May 17, 2024, (b) the first date on which all trades have been executed, or (c) as soon as practicable following the date of any written notices resulting in plan termination.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 70

No other "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the fourth quarter of 2023.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 71

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2024 Proxy Statement entitled "PROPOSAL 1: ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE - Oversight Documents - Code of Business Conduct and Ethics," and "CORPORATE GOVERNANCE - Board Structure - Committees" are incorporated herein by reference.

Information regarding our executive officers is included in Part I under "Information About Our Executive Officers" of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2024 Proxy Statement entitled "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION," "CORPORATE GOVERNANCE - Board Structure - Committees - Compensation Committee - Compensation Committee Interlocks and Insider Participation" and "COMPENSATION COMMITTEE REPORT" are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2024 Proxy Statement entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" are incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of our 2024 Proxy Statement entitled "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Principal Accountant Fees and Services" and "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Pre-Approval Policy" are incorporated herein by reference.

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 72

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements | The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 34 to 69 of this Annual Report on Form 10-K. The financial statement schedule required to be filed by Item 8 of this Annual Report on Form 10-K and paragraph (b) of this Item 15 is included below.

(a)(3) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II
Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other(2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2023	$5,443	$3,143	$(2,795)	$(341)	$5,450
Year Ended December 31, 2022	$8,893	$(2,044)	$(980)	$(426)	$5,443
Year Ended December 31, 2021	$21,810	$(10,758)	$(210)	$(1,949)	$8,893
(1) Charges to the accounts included in this column are for the purposes for which the reserves were created.
(2) Amounts included in this column primarily relate to foreign currency translation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2024 Proxy Statement entitled "CORPORATE GOVERNANCE - Certain Relationships and Related Person Transaction" and "CORPORATE GOVERNANCE - Board Structure - Independence" are incorporated herein by reference.

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 73

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

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 74

Exhibit No.		Exhibit Name
+	10.12
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

+	10.14	Executive Incentive Compensation Plan, effective January 1, 2024.
+	10.15
Columbia Sportswear Company Second Amendment Change in Control Severance Plan (incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939).

	10.16
Amended and Restated Credit Agreement dated April 17, 2019 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on April 22, 2019) (File No. 000-23939).

	10.17
First Amendment to Amended and Restated Credit Agreement dated March 26, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on April 1, 2020) (File No. 000-23939).

	10.18
Second Amended and Restated Credit Agreement dated April 15, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on April 16, 2020) (File No. 000-23939).

	10.19
First Amendment to Second Amended and Restated Credit Agreement, entered into as of July 10, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on July 14, 2020) (File No. 000-23939).

	10.20
Credit Agreement dated December 30, 2020, among Columbia Sportswear Company, JPMorgan Chase Bank, National Association, as the administrative agent for the lenders and as a lender, and the other lenders party thereto (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on January 4, 2021) (File No. 000-23939).

	10.21
Credit Agreement dated July 12, 2022, among Columbia Sportswear Company, JPMorgan Chase Bank, National Association, as the administrative agent for the lenders and as a lender, and the other lenders party thereto. (incorporated by reference to exhibit 10.1 to the Company's Form 8-K, filed on July 18, 2022) (File No. 000-23939).

*	10.22	Form of Indemnity Agreement for Directors (incorporated by reference to exhibit 10.17 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199).
+	10.22(a)
Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 000-23939).

+	10.23	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939).
+	10.24
Tax Differential on Supplemental Wages Agreement, dated November 1, 2019, by and between Columbia Sportswear Company and Franco Fogliato (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019) (File No. 000-23939).

	10.25
Columbia Sportswear 2020 Stock Incentive Plan ("2020 Stock Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed on June 4, 2020) (File No. 333-238935).

	10.26
Form of Nonstatutory Stock Option Agreement for stock options granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

	10.27	Form of Nonstatutory Stock Option Agreement for stock options granted under the Company's 2020 Stock Incentive Plan, on or after February 13, 2024.
	10.28
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

	10.30
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.5 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

	10.31
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 2020 Stock Incentive Plan on or after April 21, 2022 (incorporated by reference to exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022) (File No. 000-23939).

	10.32
Form of Performance-Based Restricted Stock Units Award Agreement for performance-based restricted stock units granted under the Company's 2020 Stock Incentive Plan on or after April 21, 2022 (incorporated by reference to exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022) (File No. 000-23939).

	10.33	Form of Restricted Stock Units Award Agreement for restricted stock units granted under the Company's 2020 Stock Incentive Plan, on or after February 13, 2024.
	10.34
Columbia Sportswear Company Third Amendment Change in Control Severance Plan (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023) (File No. 000-23939).

	21.1	Subsidiaries of the Company.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 75

Exhibit No.	Exhibit Name
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
97.1	Columbia Sportswear Company 2023 Incentive Compensation Recovery Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101
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

None.
COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 76

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	February 26, 2024	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE		TITLE

/s/	TIMOTHY P. BOYLE
	Timothy P. Boyle	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/	JIM A. SWANSON
	Jim A. Swanson	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	STEPHEN E. BABSON
	Stephen E. Babson	Director

/s/	ANDY D. BRYANT
	Andy D. Bryant	Director

/s/	JOHN W. CULVER
	John W. Culver	Director

/s/	CHARLES D. DENSON
	Charles D. Denson	Director

/s/	KEVIN MANSELL
	Kevin Mansell	Director

/s/	RONALD E. NELSON
	Ronald E. Nelson	Director

/s/	SABRINA L. SIMMONS
	Sabrina L. Simmons	Director

/s/	CHRISTIANA SMITH SHI
	Christiana Smith Shi	Director

/s/	MALIA H. WASSON
	Malia H. Wasson	Director

Date: February 26, 2024

COLUMBIA SPORTSWEAR COMPANY | 2023 FORM 10-K | 77