Form 10-Q
period 2024-03-31
COLUMBIA SPORTSWEAR CO
filed 2024-05-02
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
The number of shares outstanding of the registrant's common stock on April 19, 2024 was 59,124,030.

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, the promotional environment, storage and processing capacity, inventory levels, inventory carrying costs, shipment timing, consumer and customer spending and preferences, freight charges, scale efficiencies, inflationary pressures, foreign currency translation, the geopolitical environment, consumer and customer behaviors and expectations, the regulatory environment, the impact of seasonal trends, materiality of legal matters, risk management strategies, the performance of our profit improvement program, capital expenditures, our short and long-term cash needs and our ability to meet those needs, amortization expenses, and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$418,462	$350,319	$361,049
Short-term investments	369,270	414,185	99,511
Accounts receivable, net of allowance of $6,260, $5,450 and $5,200, respectively	366,375	423,079	466,690
Inventories	607,373	746,288	959,234
Prepaid expenses and other current assets	84,738	80,814	100,880
Total current assets	1,846,218	2,014,685	1,987,364
Property, plant and equipment, net of accumulated depreciation of $681,497, $671,929 and $635,256, respectively	277,947	287,281	282,921
Operating lease right-of-use assets	361,103	357,295	318,728
Intangible assets, net	79,496	79,908	81,146
Goodwill	26,694	26,694	51,694
Deferred income taxes	100,162	105,574	96,865
Other non-current assets	70,611	67,576	70,256
Total assets	$2,762,231	$2,939,013	$2,888,974
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$150,131	$235,927	$220,231
Accrued liabilities	216,903	272,058	271,625
Operating lease liabilities	71,550	71,086	69,452
Income taxes payable	8,722	17,556	7,377
Total current liabilities	447,306	596,627	568,685
Non-current operating lease liabilities	340,310	336,772	303,571
Income taxes payable	26,262	25,688	33,765
Deferred income taxes	—	66	146
Other long-term liabilities	38,910	41,250	35,022
Total liabilities	852,788	1,000,403	941,189
Commitments and contingencies (Note 4)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 59,473, 59,996 and 62,076 issued and outstanding, respectively	—	—	1,076
Retained earnings	1,960,634	1,984,446	1,981,287
Accumulated other comprehensive income (loss)	(51,191)	(45,836)	(34,578)
Total shareholders' equity	1,909,443	1,938,610	1,947,785
Total liabilities and shareholders' equity	$2,762,231	$2,939,013	$2,888,974

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net sales	$769,982	$820,593
Cost of sales	380,423	421,093
Gross profit	389,559	399,500
Selling, general and administrative expenses	349,270	347,398
Net licensing income	4,392	4,325
Operating income	44,681	56,427
Interest income, net	9,197	3,283
Other non-operating income, net	271	850
Income before income tax	54,149	60,560
Income tax expense	11,849	14,358
Net income	$42,300	$46,202

Earnings per share:
Basic	$0.71	$0.74
Diluted	$0.71	$0.74
Weighted average shares outstanding:
Basic	59,823	62,133
Diluted	59,998	62,417

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$42,300	$46,202
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $46)	(145)	—
Change in derivative transactions (net of tax effects of $(3,435) and $2,710, respectively)	9,777	(5,421)
Foreign currency translation adjustments (net of tax effects of $187 and $(78), respectively)	(14,987)	1,480
Other comprehensive income (loss)	(5,355)	(3,941)
Comprehensive income	$36,945	$42,261

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$42,300	$46,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,070	13,834
Non-cash lease expense	18,603	16,749
Provision for uncollectible accounts receivable	1,033	(90)
Deferred income taxes	1,232	(85)
Stock-based compensation	5,644	5,808
Other, net	(4,198)	287
Changes in operating assets and liabilities:
Accounts receivable	50,409	82,927
Inventories	131,721	71,503
Prepaid expenses and other current assets	(511)	23,101
Other assets	(2,055)	(837)
Accounts payable	(77,004)	(95,423)
Accrued liabilities	(49,050)	(59,538)
Income taxes payable	(8,128)	(10,941)
Operating lease assets and liabilities	(18,410)	(17,355)
Other liabilities	117	1,860
Net cash provided by operating activities	106,773	78,002
Cash flows from investing activities:
Purchases of short-term investments	(58,974)	(98,203)
Sales and maturities of short-term investments	110,878	570
Capital expenditures	(14,795)	(14,047)
Net cash provided by (used in) investing activities	37,109	(111,680)
Cash flows from financing activities:
Proceeds from issuance of common stock related to stock-based compensation	1,106	2,678
Tax payments related to stock-based compensation	(4,354)	(4,297)
Repurchase of common stock	(50,168)	(15,293)
Cash dividends paid	(17,927)	(18,649)
Net cash used in financing activities	(71,343)	(35,561)
Net effect of exchange rate changes on cash	(4,396)	47
Net increase (decrease) in cash and cash equivalents	68,143	(69,192)
Cash and cash equivalents, beginning of period	350,319	430,241
Cash and cash equivalents, end of period	$418,462	$361,049
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$29,070	$30,775
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$3,492	$2,899
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2023	59,996	$—	$1,984,446	$(45,836)	$1,938,610
Net income	—	—	42,300	—	42,300
Other comprehensive income (loss)	—	—	—	(5,355)	(5,355)
Cash dividends ($0.30 per share)	—	—	(17,927)	—	(17,927)
Issuance of common stock related to stock-based compensation, net	108	(3,248)	—	—	(3,248)
Stock-based compensation expense	—	5,644	—	—	5,644
Repurchase of common stock	(631)	(1,983)	(48,185)	—	(50,168)
Excise taxes related to repurchase of common stock	—	(413)	—	—	(413)
Balance, March 31, 2024	59,473	$—	$1,960,634	$(51,191)	$1,909,443

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2022	62,139	$12,692	$1,953,734	$(30,637)	$1,935,789
Net income	—	—	46,202	—	46,202
Other comprehensive income (loss)	—	—	—	(3,941)	(3,941)
Cash dividends ($0.30 per share)	—	—	(18,649)	—	(18,649)
Issuance of common stock related to stock-based compensation, net	116	(1,619)	—	—	(1,619)
Stock-based compensation expense	—	5,808	—	—	5,808
Repurchase of common stock	(179)	(15,753)	—	—	(15,753)
Excise taxes related to repurchase of common stock	—	(52)	—	—	(52)
Balance, March 31, 2023	62,076	$1,076	$1,981,287	$(34,578)	$1,947,785
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2024, December 31, 2023 and March 31, 2023, the results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The December 31, 2023 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
RECLASSIFICATIONS

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation. Non-cash lease expense is now presented on its own line in the Company's Condensed Consolidated Statements of Cash Flows instead of combined with depreciation and amortization. Additionally, Loss on disposal or impairment of property, plant and equipment is now included in Other, net in the Company's Condensed Consolidated Statements of Cash Flows.

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended March 31, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$397,488	$107,963	$72,390	$41,213	$619,054
Footwear	76,918	30,683	32,130	11,197	150,928
Total	$474,406	$138,646	$104,520	$52,410	$769,982
Channel net sales
Wholesale	$217,134	$67,031	$75,748	$30,984	$390,897
Direct-to-consumer	257,272	71,615	28,772	21,426	379,085
Total	$474,406	$138,646	$104,520	$52,410	$769,982

	Three Months Ended March 31, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$415,928	$100,421	$71,957	$44,296	$632,602
Footwear	101,547	35,992	36,332	14,120	187,991
Total	$517,475	$136,413	$108,289	$58,416	$820,593
Channel net sales
Wholesale	$259,350	$71,162	$84,578	$37,398	$452,488
Direct-to-consumer	258,125	65,251	23,711	21,018	368,105
Total	$517,475	$136,413	$108,289	$58,416	$820,593

PERFORMANCE OBLIGATIONS

For the three months ended March 31, 2024 and 2023, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of March 31, 2024, December 31, 2023 and March 31, 2023, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 8

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(22,725)	(22,313)	(21,075)
Accumulated amortization	(36,923)	(36,511)	(35,273)
Net carrying amount	275	687	1,925
Intangible assets with indefinite lives	79,221	79,221	79,221
Intangible assets, net	$79,496	$79,908	$81,146

Amortization expense for intangible assets subject to amortization was $0.4 million for each of the three months ended March 31, 2024 and 2023. The remaining amortization expense of intangible assets with definite lives will be recognized in 2024.

GOODWILL

There have been no changes to the Company's goodwill as described in Note 6 in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 5 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through March 31, 2024, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of March 31, 2024, the Company had repurchased 34.7 million shares at an aggregate purchase price of $1,704.8 million and had $295.2 million remaining available, excluding excise tax. During the three months ended March 31, 2024 and 2023, the Company repurchased an aggregate of $50.2 million and $15.8 million, respectively, of common stock under this program, excluding excise tax.
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 6 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	$1,647	$2,038
Restricted stock units	3,997	3,770
Total	$5,644	$5,808

STOCK OPTIONS

During the three months ended March 31, 2024, the Company granted a total of 156,277 stock options at a weighted average grant date fair value of $20.87 per option. As of March 31, 2024, unrecognized costs related to outstanding stock options totaled $13.4 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.61 years.

RESTRICTED STOCK UNITS

During the three months ended March 31, 2024, the Company granted 399,170 restricted stock units at a weighted average grant date fair value of $78.65 per restricted stock unit. As of March 31, 2024, unrecognized costs related to outstanding restricted stock units totaled $45.6 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 3.05 years.

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 10

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Weighted average common shares outstanding, used in computing basic earnings per share	59,823	62,133
Effect of dilutive stock options and restricted stock units	175	284
Weighted average common shares outstanding, used in computing diluted earnings per share	59,998	62,417

Earnings per share:
Basic	$0.71	$0.74
Diluted	$0.71	$0.74

Anti-dilutive common shares (1)	1,996	1,574
(1) Common stock related to stock options, service-based restricted stock units and certain market-based restricted stock units, and performance-based restricted stock units were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 11

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

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2023	$145	$3,689	$(49,670)	$(45,836)
Other comprehensive income (loss) before reclassifications	(145)	11,727	(14,987)	(3,405)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(1,950)	—	(1,950)
Net other comprehensive income (loss) during the period	(145)	9,777	(14,987)	(5,355)
Balance as of March 31, 2024	$—	$13,466	$(64,657)	$(51,191)
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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 12

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 9 — SEGMENT INFORMATION

The Company has four reportable geographic segments: U.S., LAAP, EMEA, and Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle products, including apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departmental functions, including information technology, certain supply chain functions, finance, human resources and legal, as well as executive compensation, unallocated benefit program expense, and other miscellaneous costs.

The following tables present financial information for the Company's reportable segments:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net sales to unrelated entities:
U.S.	$474,406	$517,475
LAAP	138,646	136,413
EMEA	104,520	108,289
Canada	52,410	58,416
	$769,982	$820,593
Segment operating income:
U.S.	$72,993	$81,600
LAAP	21,822	18,326
EMEA	19,146	20,354
Canada	11,168	10,801
Total segment operating income	125,129	131,081
Unallocated corporate expenses	(80,448)	(74,654)
Interest income, net	9,197	3,283
Other non-operating income, net	271	850
Income before income tax	$54,149	$60,560

CONCENTRATIONS

The Company had one customer that accounted for approximately 14.4%, 19.8% and 12.3% of Accounts receivable, net as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The Company did not have any customers that accounted for 10% or more of Net sales for the three months ended March 31, 2024 and 2023.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 13

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

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$597,355	$634,676	$525,781
Derivative instruments not designated as hedges:
Currency forward contracts	$231,449	$342,532	$393,450

As of March 31, 2024, $13.0 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of March 31, 2024, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $4.4 million as of March 31, 2024. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 14

The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	March 31, 2024	December 31, 2023	March 31, 2023
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$12,864	$7,367	$16,826
Currency forward contracts	Other non-current assets	5,423	961	5,935
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,090	4,121	2,630
Currency forward contracts	Other long-term liabilities	155	2,629	1,788
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,978	2,833	890
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	828	2,269	2,257

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended March 31,
(in thousands)		2024	2023
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$11,727	$(1,678)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(282)	191
Gain reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	2,971	5,762
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income, net	68	(7)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income, net	2,925	(1,187)

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 15

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$57,144	$—	$—	$57,144
U.S. Government treasury bills	—	74,828	—	74,828
Time deposits (1)	—	40,699	—	40,699
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. Government treasury bills	—	366,982	—	366,982
Other short-term investments:
Money market funds	343	—	—	343
Mutual fund shares	1,945	—	—	1,945
Prepaid expenses and other current assets:
Derivative financial instruments	—	14,842	—	14,842
Other non-current assets:
Money market funds	1,532	—	—	1,532
Mutual fund shares	25,449	—	—	25,449
Derivative financial instruments	—	5,423	—	5,423
Total assets measured at fair value	$86,413	$502,774	$—	$589,187
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,918	$—	$1,918
Other long-term liabilities:
Derivative financial instruments	—	155	—	155
Total liabilities measured at fair value	$—	$2,073	$—	$2,073
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheet, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 16

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 17

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$106,092	$—	$—	$106,092
U.S. Government treasury bills	—	49,695	—	49,695
Short-term investments:
Available-for-sale short-term investments: (1)
U.S. Government treasury bills	$—	$98,746	$—	$98,746
Other short-term investments:
Money market funds	284	—	—	284
Mutual fund shares	482	—	—	482
Prepaid expenses and other current assets:
Derivative financial instruments	—	17,716	—	17,716
Other non-current assets:
Money market funds	1,712	—	—	1,712
Mutual fund shares	20,762	—	—	20,762
Derivative financial instruments	—	5,935	—	5,935
Total assets measured at fair value	$129,332	$172,092	$—	$301,424
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$4,887	$—	$4,887
Other long-term liabilities:
Derivative financial instruments	—	1,788	—	1,788
Total liabilities measured at fair value	$—	$6,675	$—	$6,675
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
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 18

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

Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative expense efficiency, and drive improved operating margin over the long-term. We seek to bring additional consumer segments to our brands by proactively managing the promotional activity of the brands in the marketplace. For the Columbia brand, we are working to establish the Columbia.com site as the best expression of the brand through enhancements to the consumer experience as well as generally less promotion and discount activity.

Profit Improvement Program

As part of our strategic priorities, we are implementing a multi-year profit improvement program to accelerate profitable growth and improve the efficiency of our operations. We are focused on four areas of cost reduction and realignment, including:
•operational cost savings;
•organizational cost savings;
•operating model improvements; and
•indirect, or non-inventory, spending.

When the benefits of this program are combined with the cost savings we anticipate to receive from normalized inventory levels, we believe we can reach $125 million to $150 million in annualized savings by 2026. We anticipate these cost savings will ramp up over the course of 2024 and 2025, with the full benefit being realized in 2026. In 2024, we anticipate realizing approximately $75 million to $90 million in realized cost savings, net of approximately $3 million to $4 million of severance and other costs.

Business Environment and Trends

Increasing Competitive Environment | We believe many brands have shifted their strategies to capitalize on the emergence of casual and lifestyle trends. The versatility of casual and lifestyle products provides consumers the ability to use these products in a variety of settings, including outdoor activities. This shift has been evident in both the apparel and footwear product categories. We believe this trend has accelerated because of changes in consumer behavior resulting from the COVID-19 pandemic, which has resulted in an increasingly competitive apparel and footwear marketplace.

Economic Environment Impacting Demand | We believe general economic uncertainty is impacting consumer and customer behavior and demand. Customers have been increasingly cautious managing inventory and in placing advance orders. This cautiousness has been most pronounced in the U.S., but we believe that retailer prudence is spreading to other regions, including Canada and, to a lesser extent, Europe. Consumer demand, particularly in the U.S., has been generally soft for outdoor apparel and footwear products. We anticipate these trends will persist throughout 2024.

Promotional and Clearance Environment | Since last year, we have been proactively managing promotional activity on Columbia.com to help establish the site as the best expression of the brand. However, we believe consumers are still seeking value from us, particularly in the U.S. This has resulted in reduced demand for our direct-to-consumer ("DTC") e-commerce sites and branded stores. To capture demand associated with value conscious consumers, we have increasingly relied on our fleet of DTC brick-and-mortar stores including our outlet stores and clearance locations, which offer discounted and clearance merchandise. The use of temporary clearance stores results in lower DTC product margins, increased SG&A expenses and modest operating income. We believe this method of liquidation results in stronger financial returns to the Company in comparison to wholesale closeout sales channel alternatives and has a less disruptive impact in the marketplace. We anticipate continuing to utilize temporary clearance locations to assist with inventory liquidation throughout 2024.

Changing Consumer Shopping Habits | We believe consumers in the U.S. have adjusted shopping habits in a post-COVID pandemic world and have increasingly participated in brick-and-mortar retail shopping experiences. As a result, we expect our U.S. e-commerce channel to
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 19

continue to be challenged year-over-year. We believe this is a transitional trend and that, over time, growth in digital environments will outpace physical retail sales growth.

Distribution Center and Third-Party Capacity Pressure | Elevated inventory levels resulted in storage and process capacity pressures within our distribution centers and third-party logistics operations throughout 2023. These pressures included additional inventory carrying costs related to incremental outside storage, and other inventory related holding and handling costs, including losses in productivity, as we worked to normalize our inventory position. We exited 2023 with more normalized inventory levels. As these storage and process capacity pressures have alleviated, we have begun to realize lower distribution-related expenses and expect to see further benefit in our operating results for full year 2024.

Favorable Freight Cost Environment | Over the past year, we have realized significant declines in ocean freight rates and costs in comparison to prior year elevated levels. These lower ocean freight rates resulted in substantially lower inbound freight costs which benefited our gross margin. Looking forward, we expect less of a favorable benefit from lower inbound freight costs. Worldwide ocean freight rates continue to decline and we expect to achieve additional cost savings and resulting gross margin improvement as we finalize freight contracts which take effect beginning June 1. We anticipate these lower ocean freight costs will persist and continue to benefit gross margin throughout 2024.

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

Increasing Regulatory Environment | Recently, the number of regulations at the global and jurisdictional level impacting our business, and in particular our products, has significantly increased. We expect this trend to continue, and as a result, will impact our expenses, product input costs and ultimately our products, which may in turn impact our revenue. These regulatory matters at a minimum include regulations related to climate, social, privacy, and product chemistry. For example, in anticipation of the effectiveness of the regulations in California and New York states related to perfluoroalkyl and polyfluoroalkyl substances ("PFAS"), we have been working to eliminate PFAS chemicals across our global product line. We stopped manufacturing any apparel or footwear with PFAS intentionally added prior to our Fall 2024 season. These PFAS matters may result in a more promotional environment in 2024 as retailers move through merchandise containing PFAS.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 20

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except for percentage of net sales and per share amounts)	2024		2023
Net sales	$770.0	100.0%	$820.6	100.0%
Cost of sales	380.4	49.4%	421.1	51.3%
Gross profit	389.6	50.6%	399.5	48.7%
Selling, general and administrative expenses	349.3	45.4%	347.4	42.3%
Net licensing income	4.4	0.6%	4.3	0.5%
Operating income	44.7	5.8%	56.4	6.9%
Interest income, net	9.2	1.2%	3.3	0.4%
Other non-operating income, net	0.2	—%	0.9	0.1%
Income before income tax	54.1	7.0%	60.6	7.4%
Income tax expense	11.8	1.5%	14.4	1.8%
Net income	$42.3	5.5%	$46.2	5.6%

Diluted earnings per share	$0.71		$0.74

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 21

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$663.9	$4.0	$667.9	$702.8	(6)%	(5)%
SOREL	45.7	(0.1)	45.6	60.5	(24)%	(25)%
prAna	31.3	—	31.3	32.5	(4)%	(4)%
Mountain Hardwear	29.1	0.1	29.2	24.8	17%	18%
Total	$770.0	$4.0	$774.0	$820.6	(6)%	(6)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$619.0	$3.3	$622.3	$632.6	(2)%	(2)%
Footwear	151.0	0.7	151.7	188.0	(20)%	(19)%
Total	$770.0	$4.0	$774.0	$820.6	(6)%	(6)%

Channel Net Sales:
Wholesale	$390.9	$1.1	$392.0	$452.5	(14)%	(13)%
Direct-to-consumer	379.1	2.9	382.0	368.1	3%	4%
Total	$770.0	$4.0	$774.0	$820.6	(6)%	(6)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Overall, the decline in global net sales was driven by our US and Canada wholesale and LAAP and EMEA distributor businesses. The declines in US and Canada wholesale net sales primarily reflected lower Spring 2024 orders, largely for the Columbia brand, while the decline in our distributor businesses' net sales reflected earlier shipment of Spring 2024 orders which shipped in the fourth quarter of 2023.

Lower footwear net sales reflected declines in both our Columbia and SOREL brands. Footwear demand in the outdoor industry has softened while competitive pressures within the footwear category have amplified.

Our global DTC net sales reflected a 9% increase in brick-and-mortar net sales, partially offset by a 7% decrease in e-commerce net sales for the quarter ended March 31, 2024 compared to the same period in the prior year. The growth in net sales from our DTC retail store business was driven by contributions from temporary clearance locations and new stores and, to a lesser extent, increased store productivity. The decline in our DTC e-commerce net sales, which was predominantly focused in the U.S., was attributable to a number of factors, including lower discounts and promotions which fueled demand in the first quarter of 2023, shifts in consumer behavior as consumers seek value in response to continued inflationary pressures, and a more competitive outdoor products marketplace.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages and basis points)	2024	2023	Change
Gross profit	$389.6	$399.5	$(9.9)	(2)%
Gross margin	50.6%	48.7%	190 bps

Gross margin expanded primarily due to the following factors:
•an approximate 190 bps increase related to lower inbound freight costs; and
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 22

•favorable region and channel net sales mix; partially offset by
•by lower DTC product margins, which were primarily driven by higher DTC retail store clearance and promotional activity, including sales of excess inventory through our temporary clearance locations and outlet stores.

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages and basis points)	2024	2023	Change
Selling, general and administrative expenses	$349.3	$347.4	$1.9	1%
Selling, general and administrative expenses as percent of net sales	45.4%	42.3%	310 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $10.8 million, primarily reflecting higher DTC expenses, including personnel expenses and costs associated with temporary clearance locations and new stores; partially offset by
•lower supply chain expenses, reflecting decreased global distribution center expenses resulting from normalized inventory levels, as well as the non-recurrence of third-party logistics transition-related costs incurred in the comparable period of 2023.

Interest Income, net. Interest income, net is summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages)	2024	2023	Change
Interest income, net	$9.2	$3.3	$5.9	179%
Interest income, net as a percent of net sales	1.2%	0.4%

Interest income, net increased primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages)	2024	2023	Change
Income tax expense	$11.8	$14.4	$(2.6)	(18)%
Effective income tax rate	21.9%	23.7%

Our effective income tax rates for the three months ended March 31, 2024 and 2023 were impacted by discrete tax items, which lowered the effective income tax rate in each period. For the three months ended March 31, 2024, our effective income tax rate was primarily impacted by a benefit related to a non-recurring decrease in foreign withholding taxes. For the three months ended March 31, 2023, our effective income tax rate was primarily impacted by a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction.

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 23

Results of Operations — Segment

Segment operating income includes net sales, cost of sales, SG&A expenses, and net licensing income for each of our four reportable geographic segments.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net sales by geographic segment are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentage changes)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$474.4	$—	$474.4	$517.5	(8)%	(8)%
LAAP	138.7	6.6	145.3	136.4	2%	7%
EMEA	104.5	(2.2)	102.3	108.3	(4)%	(6)%
Canada	52.4	(0.4)	52.0	58.4	(10)%	(11)%
	$770.0	$4.0	$774.0	$820.6	(6)%	(6)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
U.S.	$73.0	$81.6	$(8.6)
LAAP	21.8	18.3	3.5
EMEA	19.1	20.4	(1.3)
Canada	11.2	10.8	0.4
Total segment operating income	125.1	131.1	(6.0)
Unallocated corporate expenses	(80.4)	(74.7)	(5.7)
Operating income	$44.7	$56.4	$(11.7)

U.S.

U.S. operating income decreased $8.6 million to $73.0 million, or 15.4% of net sales, for the first quarter of 2024 from $81.6 million, or 15.8% of net sales, for the comparable period in 2023. The decrease was driven primarily by decreased net sales and gross margin, partially offset by lower SG&A expenses. U.S. net sales decreased $43.1 million, or 8%, for the first quarter of 2024, compared to the same period in 2023. U.S. net sales decreased primarily due to lower Spring 2024 wholesale orders, partially offset by an increase in net sales in our DTC brick-and-mortar business. As of March 31, 2024, our U.S. business operated 161 retail stores, compared to 156 stores as of March 31, 2023. In addition, we operated 44 temporary clearance locations as of March 31, 2024 to support inventory reduction efforts, compared to 8 temporary clearance locations as of March 31, 2023. Lower SG&A expenses were primarily driven by lower supply chain and demand creation expenses, partially offset by higher omni-channel expenses, as discussed above. SG&A expenses increased as a percentage of net sales to 34.5% for the first quarter of 2024 compared to 33.1% for the same period in 2023.

LAAP

LAAP operating income increased $3.5 million to $21.8 million, or 15.7% of net sales, for the first quarter of 2024 from $18.3 million, or 13.4% of net sales, for the comparable period in 2023. The increase was driven primarily by increased net sales and gross margin, partially offset by increased SG&A expenses. LAAP net sales increased $2.3 million, or 2% (7% constant-currency), for the first quarter of 2024, compared to the same period in 2023. Increased LAAP net sales were primarily driven by our China business, partially offset by lower LAAP distributor net
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 24

sales. Increased China net sales reflected higher consumer demand benefiting all channels of distribution. LAAP SG&A expenses increased as a percentage of net sales to 41.7% for the first quarter of 2024 compared to 40.6% for the same period in 2023.

EMEA

EMEA operating income decreased $1.3 million to $19.1 million, or 18.3% of net sales, for the first quarter of 2024 from $20.4 million, or 18.8% of net sales, for the comparable period in 2023. The decrease was driven by decreased net sales combined with increased SG&A expenses due to increased headcount to support the business. EMEA net sales decreased $3.8 million, or 4% (6% constant-currency), for the first quarter of 2024, compared to the same period in 2023, driven by lower EMEA distributor net sales and lower Spring 2024 wholesale orders, partially offset by an increase in our Europe-direct DTC net sales. EMEA SG&A expenses increased as a percentage of net sales to 31.3% for the first quarter of 2024 compared to 28.0% for the same period in 2023.

Canada

Canada operating income increased $0.4 million to $11.2 million, or 21.3% of net sales, for the first quarter of 2024 from $10.8 million, or 18.5% of net sales, for the comparable period in 2023. The increase primarily resulted from lower SG&A expenses, partially offset by decreased net sales and gross margin. Canada net sales decreased $6.0 million, or 10% (11% constant-currency), for the first quarter of 2024, compared to the same period in 2023, primarily due to lower Spring 2024 wholesale orders, partially offset by an increase in DTC brick-and-mortar business. Canada SG&A expenses increased as a percentage of net sales to 27.9% for the first quarter of 2024 compared to 26.8% for the same period in 2023.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $5.7 million to $80.4 million for the first quarter of 2024 from $74.7 million for the same period in 2023, largely driven by higher personnel expenses.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had approximately $1.5 billion in total liquidity as of March 31, 2024. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

Cash Flow Activities

Cash flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$106.8	$78.0	$28.8
Investing activities	37.1	(111.7)	148.8
Financing activities	(71.4)	(35.6)	(35.8)
Net effect of exchange rate changes on cash	(4.4)	0.1	(4.5)
Net increase/(decrease) in cash and cash equivalents	$68.1	$(69.2)	$137.3

The change in cash flows provided by operating activities was driven by a $31.8 million increase in cash provided by changes in assets and liabilities, partially offset by a $3.0 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories and Accounts receivable, and to a lesser extent, Prepaid expenses and other current assets, and Accounts payable. The $60.2 million increase in cash provided by Inventories reflected a decrease in inventory as we curtailed inventory purchases to compensate for elevated inventories exiting 2022 and liquidated excess inventory levels throughout 2023
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 25

and the first quarter of 2024. The $18.4 million decrease in cash used in Accounts payable was primarily driven by lower inventory receipts in the first quarter of 2024 compared to the first quarter of 2023. These amounts were partially offset by the $32.5 million decrease in cash provided by Accounts receivable primarily driven by lower wholesale net sales for the quarter. Additionally, changes in Prepaid expenses and other current assets resulted in cash used of $0.5 million for the first quarter of 2024 compared to cash provided of $23.1 million for the first quarter of 2023, driven by overall decreases in inventory prepayments from December 31, 2022.

Net cash provided by investing activities was $37.1 million for the three months ended March 31, 2024, compared to $111.7 million of cash used in investing activities for the three months ended March 31, 2023. For the 2024 period, net cash provided by investing activities consisted of $110.9 million in cash provided by sales and maturities of short-term investments, partially offset by $59.0 million in cash used for purchases of short-term investments and $14.8 million for capital expenditures. For the 2023 period, net cash used in investing activities consisted of $98.2 million in purchases of short-term investments and $14.0 million for capital expenditures, partially offset by $0.6 million provided by sales and maturities of short-term investments.

Net cash used in financing activities was $71.4 million for the three months ended March 31, 2024 compared to $35.6 million for the three months ended March 31, 2023. For the 2024 period, net cash used in financing activities primarily consisted of repurchases of common stock of $50.2 million and dividend payments to our shareholders of $17.9 million. For the 2023 period, net cash used in financing activities primarily consisted of repurchases of common stock of $15.3 million and dividend payments to our shareholders of $18.6 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of March 31, 2024, we had cash and cash equivalents of $418.5 million and short-term investments of $369.3 million, compared to $350.3 million and $414.2 million, respectively, as of December 31, 2023 and $361.0 million and $99.5 million, respectively, as of March 31, 2023.

Domestic Credit Facility

Refer to Note 7 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding the domestic credit facility.

As of March 31, 2024, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

International Credit Facility

As of March 31, 2024, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.7 million). There was no balance outstanding under the facility.

Other Sources

As of March 31, 2024, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$104.5 million. There was no balance outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of March 31, 2024, our inventory balance decreased to $607.4 million, compared to $959.2 million as of March 31, 2023, driven by a meaningful reduction in current season and carryover inventory resulting from lower inventory buys, as well as the use of our outlet stores and temporary clearance locations to profitably sell excess merchandise. We believe older season inventories represent a manageable portion of our total inventory mix.

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 26

We have planned 2024 capital expenditures of approximately $60 to $80 million. This includes investments in our DTC operations, including new stores and digital and supply chain capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction.

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

Other cash commitments

Our inventory purchase obligations were $675.0 million as of March 31, 2024, compared to $343.4 million and $540.6 million as of December 31, 2023 and March 31, 2023, respectively.

There have been no other significant changes to our other cash commitments as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting for sales reserves, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies and estimates. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding our critical accounting policies and estimates.

Management regularly discusses with our audit committee our critical accounting estimates and the development and selection of these accounting estimates. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

There have been no significant changes to the Company's significant accounting policies described in Note 2 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 27

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of March 31, 2024 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 28

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

The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•Highly Competitive Markets. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories, and equipment companies. More recently this competition has extended to emerging brands that may not be viewed as outdoor brands but are participating in the outdoor apparel and footwear industry. Retailers who are our wholesale customers often pose a significant competitive threat by designing, marketing and distributing apparel, footwear, accessories, and equipment under their own private labels. We also experience direct competition in our DTC business from retailers that are our wholesale customers. This is particularly the case in the digital marketplace, where increased consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations are key factors.
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
•Brand Images. Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our consumers' and customers' connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. In addition, consumer and customer sentiment could be shaped by our sustainability policies and related design, sourcing and operational decisions. Finally, demand in certain channels may be impacted in the short term as we seek to bring additional consumer segments to our brands by proactively managing the promotional activity of the brands in the marketplace.
•Weather Conditions, Including Global Climate Change Trends. Our sales are affected by weather conditions. Our DTC sales are dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonably warm weather also impacts future sales to our
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 29

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

Our failure to accurately forecast consumer and/or customer demand could result in inventory levels in excess of demand, which may cause inventory write-downs and/or the sale of excess inventory at discounted prices through our outlet stores, temporary clearance locations, or third-party liquidation channels (as we are currently doing) and could have a material adverse effect on our brand image and gross margin. In addition, we may experience additional costs and margin pressure relating to the storage and processing of excess inventory, including through our outlet stores and temporary clearance locations.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 30

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 31

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 32

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

We and many of our third-party vendors manage and maintain various types of proprietary information and sensitive and confidential data relating to our business, such as personally identifiable information of our consumers, our customers, our employees, and our business partners, as well as payment information in certain instances. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-parties must continually evaluate and adapt our systems and processes, and there is no guarantee that these efforts will be adequate to safeguard against all data security breaches or misuses of data. Any breaches of our or our third-parties’ systems could expose us, our customers, our consumers, our suppliers, our employees, or other individuals to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 33

otherwise harm our business. While we maintain cyber liability insurance policies for coverage in the event of a cybersecurity incident, we cannot be certain that our existing coverage will continue to be available on acceptable terms or will be available, and in sufficient amount, to cover the potentially significant losses that could result from a cybersecurity incident or that the insurer will not deny coverage as to any future claims.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 34

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 35

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 36

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 37

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 38

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of March 31, 2024, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through March 31, 2024, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of March 31, 2024, we had repurchased 34.7 million shares at an aggregate purchase price of $1,704.8 million, and had $295.2 million remaining available, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2024 through January 31, 2024	2,153	$74.53	2,153	$345.2
February 1, 2024 through February 29, 2024	253,900	$79.02	253,900	$325.1
March 1, 2024 through March 31, 2024	375,415	$79.76	375,415	$295.2
Total	631,468	$79.45	631,468	$295.2

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 39

ITEM 5.	Other Information

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the first quarter of 2024.

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

	3.2	2023 Amended and Restated Bylaws of Columbia Sportswear Company (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on February 1, 2023) (File No. 000-23939).
+	10.1	Form of Long-Term Incentive Cash Award Agreement (Cumulative Operating Income) for cash awards granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024.
+	10.2	Form of Long-Term Incentive Cash Award Agreement (Relative Total Shareholder Return) for cash awards granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024.
+	10.3
Form of Performance-Based Restricted Stock Units Award Agreement (Cumulative Operating Income) for performance-based restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024.

+	10.4
Form of Performance-Based Restricted Stock Units Award Agreement (Relative Total Shareholder Return) for performance-based restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 40

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	May 2, 2024	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q1 2024 FORM 10-Q | 41