Form 10-Q
period 2024-06-30
COLUMBIA SPORTSWEAR CO
filed 2024-08-01
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
The number of shares outstanding of the registrant's common stock on July 19, 2024 was 58,552,010.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, the promotional environment, our utilization of temporary clearance locations, storage and processing capacity, inventory levels, inventory carrying costs, shipment timing, consumer and customer spending and preferences, freight charges, scale efficiencies, inflationary pressures, foreign currency translation, the geopolitical environment, consumer and customer behaviors and expectations, the regulatory environment, the impact of seasonal trends, materiality of legal matters, risk management strategies, the performance of our profit improvement program, capital expenditures, our short and long-term cash needs and our ability to meet those needs, amortization expenses, and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$341,822	$350,319	$231,571
Short-term investments	369,276	414,185	71,225
Accounts receivable, net of allowance of $5,878, $5,450 and $4,979, respectively	222,628	423,079	343,835
Inventories	823,557	746,288	1,162,519
Prepaid expenses and other current assets	90,527	80,814	91,990
Total current assets	1,847,810	2,014,685	1,901,140
Property, plant and equipment, net of accumulated depreciation of $689,511, $671,930 and $644,585, respectively	277,509	287,281	280,578
Operating lease right-of-use assets	360,721	357,295	313,698
Intangible assets, net	79,221	79,908	80,733
Goodwill	26,694	26,694	51,694
Deferred income taxes	97,428	105,574	94,671
Other non-current assets	71,438	67,576	67,290
Total assets	$2,760,821	$2,939,013	$2,789,804
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$267,853	$235,927	$247,416
Accrued liabilities	201,700	272,058	238,988
Operating lease liabilities	72,101	71,086	69,784
Income taxes payable	2,787	17,556	1,080
Total current liabilities	544,441	596,627	557,268
Non-current operating lease liabilities	339,327	336,772	298,062
Income taxes payable	13,615	25,688	23,452
Deferred income taxes	64	66	—
Other long-term liabilities	39,412	41,250	36,364
Total liabilities	936,859	1,000,403	915,146
Commitments and contingencies (Note 4)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 58,752, 59,996 and 61,358 issued and outstanding, respectively	—	—	—
Retained earnings	1,878,972	1,984,446	1,915,990
Accumulated other comprehensive loss	(55,010)	(45,836)	(41,332)
Total shareholders' equity	1,823,962	1,938,610	1,874,658
Total liabilities and shareholders' equity	$2,760,821	$2,939,013	$2,789,804

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net sales	$570,244	$620,933	$1,340,226	$1,441,526
Cost of sales	296,825	306,888	677,248	727,981
Gross profit	273,419	314,045	662,978	713,545
Selling, general and administrative expenses	302,749	312,529	652,019	659,927
Net licensing income	5,528	4,713	9,920	9,038
Operating income (loss)	(23,802)	6,229	20,879	62,656
Interest income, net	8,344	3,506	17,541	6,789
Other non-operating income (expense), net	476	(185)	747	665
Income (loss) before income tax	(14,982)	9,550	39,167	70,110
Income tax expense (benefit)	(3,241)	1,200	8,608	15,558
Net income (loss)	$(11,741)	$8,350	$30,559	$54,552

Earnings (loss) per share:
Basic	$(0.20)	$0.14	$0.51	$0.88
Diluted	$(0.20)	$0.14	$0.51	$0.88
Weighted average shares outstanding:
Basic	59,093	61,655	59,458	61,893
Diluted	59,093	61,781	59,603	62,122

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(11,741)	$8,350	$30,559	$54,552
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $46)	—	—	(145)	—
Change in derivative transactions (net of tax effects of $(1,550), $(611), $(4,985) and $2,099, respectively)	4,057	(726)	13,834	(6,147)
Foreign currency translation adjustments (net of tax effects of $162, $35, $349 and $(43), respectively)	(7,876)	(6,028)	(22,863)	(4,548)
Other comprehensive income (loss)	(3,819)	(6,754)	(9,174)	(10,695)
Comprehensive income (loss)	$(15,560)	$1,596	$21,385	$43,857

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$30,559	$54,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,142	27,976
Non-cash lease expense	37,419	33,564
Provision for uncollectible accounts receivable	1,502	145
Deferred income taxes	2,101	488
Stock-based compensation	12,008	11,208
Other, net	(9,800)	491
Changes in operating assets and liabilities:
Accounts receivable	191,737	203,846
Inventories	(88,753)	(135,251)
Prepaid expenses and other current assets	(2,809)	30,396
Other assets	1,159	366
Accounts payable	31,105	(69,305)
Accrued liabilities	(63,626)	(90,759)
Income taxes payable	(26,688)	(27,303)
Operating lease assets and liabilities	(37,275)	(34,317)
Other liabilities	1,112	3,611
Net cash provided by operating activities	108,893	9,708
Cash flows from investing activities:
Purchases of short-term investments	(388,348)	(117,877)
Sales and maturities of short-term investments	446,087	50,747
Capital expenditures	(27,788)	(22,803)
Net cash provided by (used in) investing activities	29,951	(89,933)
Cash flows from financing activities:
Proceeds from credit facilities	—	837
Repayments on credit facilities	—	(837)
Proceeds from issuance of common stock related to stock-based compensation	3,747	4,624
Tax payments related to stock-based compensation	(4,461)	(4,400)
Repurchase of common stock	(102,618)	(78,319)
Cash dividends paid	(35,628)	(37,099)
Net cash used in financing activities	(138,960)	(115,194)
Net effect of exchange rate changes on cash	(8,381)	(3,251)
Net decrease in cash and cash equivalents	(8,497)	(198,670)
Cash and cash equivalents, beginning of period	350,319	430,241
Cash and cash equivalents, end of period	$341,822	$231,571
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$58,151	$61,131
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$6,283	$5,982
Repurchases of common stock not settled	$8,114	$—
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, March 31, 2024	59,473	$—	$1,960,634	$(51,191)	$1,909,443
Net loss	—	—	(11,741)	—	(11,741)
Other comprehensive loss	—	—	—	(3,819)	(3,819)
Cash dividends ($0.30 per share)	—	—	(17,701)	—	(17,701)
Issuance of common stock related to stock-based compensation, net	62	2,534	—	—	2,534
Stock-based compensation expense	—	6,364	—	—	6,364
Repurchase of common stock	(783)	(8,344)	(52,220)	—	(60,564)
Excise taxes related to repurchase of common stock	—	(554)	—	—	(554)
Balance, June 30, 2024	58,752	$—	$1,878,972	$(55,010)	$1,823,962

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, March 31, 2023	62,076	$1,076	$1,981,287	$(34,578)	$1,947,785
Net income	—	—	8,350	—	8,350
Other comprehensive loss	—	—	—	(6,754)	(6,754)
Cash dividends ($0.30 per share)	—	—	(18,450)	—	(18,450)
Issuance of common stock related to stock-based compensation, net	57	1,843	—	—	1,843
Stock-based compensation expense	—	5,400	—	—	5,400
Repurchase of common stock	(775)	(7,740)	(55,197)	—	(62,937)
Excise taxes related to repurchase of common stock	—	(579)	—	—	(579)
Balance, June 30, 2023	61,358	$—	$1,915,990	$(41,332)	$1,874,658

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2023	59,996	$—	$1,984,446	$(45,836)	$1,938,610
Net income	—	—	30,559	—	30,559
Other comprehensive loss	—	—	—	(9,174)	(9,174)
Cash dividends ($0.60 per share)	—	—	(35,628)	—	(35,628)
Issuance of common stock related to stock-based compensation, net	170	(714)	—	—	(714)
Stock-based compensation expense	—	12,008	—	—	12,008
Repurchase of common stock	(1,414)	(10,327)	(100,405)	—	(110,732)
Excise taxes related to repurchase of common stock	—	(967)	—	—	(967)
Balance, June 30, 2024	58,752	$—	$1,878,972	$(55,010)	$1,823,962

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2022	62,139	$12,692	$1,953,734	$(30,637)	$1,935,789
Net income	—	—	54,552	—	54,552
Other comprehensive loss	—	—	—	(10,695)	(10,695)
Cash dividends ($0.60 per share)	—	—	(37,099)	—	(37,099)
Issuance of common stock related to stock-based compensation, net	173	224	—	—	224
Stock-based compensation expense	—	11,208	—	—	11,208
Repurchase of common stock	(954)	(23,493)	(55,197)	—	(78,690)
Excise taxes related to repurchase of common stock	—	(631)	—	—	(631)
Balance, June 30, 2023	61,358	$—	$1,915,990	$(41,332)	$1,874,658
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2024, December 31, 2023 and June 30, 2023, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The December 31, 2023 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 8

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
RECLASSIFICATIONS

Certain amounts in the prior-period financial statements have been reclassified to conform to the current period presentation. Non-cash lease expense is now presented on its own line in the Company's unaudited Condensed Consolidated Statements of Cash Flows instead of combined with depreciation and amortization. Additionally, Loss on disposal or impairment of property, plant and equipment is now included in Other, net in the Company's unaudited Condensed Consolidated Statements of Cash Flows.

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended June 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$292,353	$73,538	$76,742	$21,307	$463,940
Footwear	47,875	25,946	27,180	5,303	106,304
Total	$340,228	$99,484	$103,922	$26,610	$570,244
Channel net sales
Wholesale	$132,394	$47,414	$86,755	$11,821	$278,384
Direct-to-consumer	207,834	52,070	17,167	14,789	291,860
Total	$340,228	$99,484	$103,922	$26,610	$570,244

	Three Months Ended June 30, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$325,525	$68,662	$72,271	$22,507	$488,965
Footwear	73,584	24,667	28,583	5,134	131,968
Total	$399,109	$93,329	$100,854	$27,641	$620,933
Channel net sales
Wholesale	$185,352	$41,663	$87,634	$13,633	$328,282
Direct-to-consumer	213,757	51,666	13,220	14,008	292,651
Total	$399,109	$93,329	$100,854	$27,641	$620,933

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$689,841	$181,501	$149,132	$62,520	$1,082,994
Footwear	124,793	56,629	59,310	16,500	257,232
Total	$814,634	$238,130	$208,442	$79,020	$1,340,226
Channel net sales
Wholesale	$349,528	$114,445	$162,503	$42,805	$669,281
Direct-to-consumer	465,106	123,685	45,939	36,215	670,945
Total	$814,634	$238,130	$208,442	$79,020	$1,340,226

	Six Months Ended June 30, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$741,453	$169,083	$144,228	$66,803	$1,121,567
Footwear	175,131	60,659	64,915	19,254	319,959
Total	$916,584	$229,742	$209,143	$86,057	$1,441,526
Channel net sales
Wholesale	$444,702	$112,825	$172,212	$51,031	$780,770
Direct-to-consumer	471,882	116,917	36,931	35,026	660,756
Total	$916,584	$229,742	$209,143	$86,057	$1,441,526

PERFORMANCE OBLIGATIONS

For the three and six months ended June 30, 2024 and 2023, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of June 30, 2024, December 31, 2023 and June 30, 2023, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(23,000)	(22,313)	(21,488)
Accumulated amortization	(37,198)	(36,511)	(35,686)
Net carrying amount	—	687	1,512
Intangible assets with indefinite lives	79,221	79,221	79,221
Intangible assets, net	$79,221	$79,908	$80,733

Amortization expense for intangible assets subject to amortization was $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and was $0.7 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

NOTE 5 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2024, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of June 30, 2024, the Company had repurchased 35.5 million shares at an aggregate purchase price of $1,765.4 million and had $234.6 million remaining available, excluding excise tax. During the three and six months ended June 30, 2024, the Company repurchased an aggregate of $60.6 million and $110.7 million, respectively, of common stock under this program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 6 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options	$1,560	$1,898	$3,207	$3,936
Restricted stock units	4,804	3,502	8,801	7,272
Total	$6,364	$5,400	$12,008	$11,208

STOCK OPTIONS

During the six months ended June 30, 2024, the Company granted a total of 156,277 stock options at a weighted average grant date fair value of $20.86 per option. As of June 30, 2024, unrecognized costs related to outstanding stock options totaled $11.9 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.38 years.

RESTRICTED STOCK UNITS

During the six months ended June 30, 2024, the Company granted 421,786 restricted stock units at a weighted average grant date fair value of $78.82 per restricted stock unit. As of June 30, 2024, unrecognized costs related to outstanding restricted stock units totaled $42.6 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 2.84 years.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 12

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 7 — EARNINGS (LOSS) PER SHARE

Earnings (loss) per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	59,093	61,655	59,458	61,893
Effect of dilutive stock options and restricted stock units	—	126	145	229
Weighted average common shares outstanding, used in computing diluted earnings (loss) per share	59,093	61,781	59,603	62,122

Earnings (loss) per share:
Basic	$(0.20)	$0.14	$0.51	$0.88
Diluted	$(0.20)	$0.14	$0.51	$0.88

Weighted average common shares excluded (1)	2,969	2,213	2,029	1,789
(1) Common stock related to stock options, service-based restricted stock units and certain market-based restricted stock units, and performance-based restricted stock units were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method, due to a net loss in the period, or because the shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive loss:

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2024	$13,466	$(64,657)	$(51,191)
Other comprehensive income (loss) before reclassifications	5,451	(7,876)	(2,425)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,394)	—	(1,394)
Net other comprehensive income (loss) during the period	4,057	(7,876)	(3,819)
Balance as of June 30, 2024	$17,523	$(72,533)	$(55,010)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2023	$16,369	$(50,947)	$(34,578)
Other comprehensive income (loss) before reclassifications	2,404	(6,028)	(3,624)
Amounts reclassified from accumulated other comprehensive loss (1)	(3,130)	—	(3,130)
Net other comprehensive loss during the period	(726)	(6,028)	(6,754)
Balance as of June 30, 2023	$15,643	$(56,975)	$(41,332)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2023	$145	$3,689	$(49,670)	$(45,836)
Other comprehensive income (loss) before reclassifications	—	17,178	(22,863)	(5,685)
Amounts reclassified from accumulated other comprehensive loss (1)	(145)	(3,344)	—	(3,489)
Net other comprehensive income (loss) during the period	(145)	13,834	(22,863)	(9,174)
Balance as of June 30, 2024	$—	$17,523	$(72,533)	$(55,010)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2022	$21,790	$(52,427)	$(30,637)
Other comprehensive income (loss) before reclassifications	726	(4,548)	(3,822)
Amounts reclassified from accumulated other comprehensive loss (1)	(6,873)	—	(6,873)
Net other comprehensive loss during the period	(6,147)	(4,548)	(10,695)
Balance as of June 30, 2023	$15,643	$(56,975)	$(41,332)
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

The following tables present financial information for the Company's reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales to unrelated entities:
U.S.	$340,228	$399,109	$814,634	$916,584
LAAP	99,484	93,329	238,130	229,742
EMEA	103,922	100,854	208,442	209,143
Canada	26,610	27,641	79,020	86,057
	$570,244	$620,933	$1,340,226	$1,441,526
Segment operating income (loss):
U.S.	$23,466	$55,058	$96,459	$136,658
LAAP	6,082	4,097	27,904	22,423
EMEA	14,419	15,041	33,565	35,395
Canada	(23)	114	11,145	10,915
Total segment operating income	43,944	74,310	169,073	205,391
Unallocated corporate expenses	(67,746)	(68,081)	(148,194)	(142,735)
Interest income, net	8,344	3,506	17,541	6,789
Other non-operating income (expense), net	476	(185)	747	665
Income (loss) before income tax	$(14,982)	$9,550	$39,167	$70,110

CONCENTRATIONS

The Company had one customer that accounted for approximately 13.7%, 19.8% and 14.6% of Accounts receivable, net as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively. The Company did not have any customers that accounted for 10% or more of Net sales for the three and six months ended June 30, 2024 and 2023.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 15

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

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$488,039	$634,676	$598,621
Derivative instruments not designated as hedges:
Currency forward contracts	$377,391	$342,532	$465,182

As of June 30, 2024, $16.3 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of June 30, 2024, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $5.9 million as of June 30, 2024. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 16

The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	June 30, 2024	December 31, 2023	June 30, 2023
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$10,688	$7,367	$13,448
Currency forward contracts	Other non-current assets	6,492	961	3,535
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,106	4,121	3,229
Currency forward contracts	Other long-term liabilities	65	2,629	1,532
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	6,046	2,833	5,860
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	993	2,269	1,936

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2024	2023	2024	2023
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income (loss), net of tax	—	$5,451	$2,404	$17,178	$726
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(60)	55	(342)	246
Gain reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	2,005	3,513	4,976	9,275
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	—	5	68	(2)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	1,604	(93)	4,529	(1,280)

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 17

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,204	$—	$—	$20,204
U.S. Government treasury bills	—	34,813	—	34,813
Time deposits (1)	—	47,781	—	47,781
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. Government treasury bills	—	367,031	—	367,031
Other short-term investments:
Money market funds	343	—	—	343
Mutual fund shares	1,902	—	—	1,902
Prepaid expenses and other current assets:
Derivative financial instruments	—	16,734	—	16,734
Other non-current assets:
Money market funds	1,502	—	—	1,502
Mutual fund shares	26,343	—	—	26,343
Derivative financial instruments	—	6,492	—	6,492
Total assets measured at fair value	$50,294	$472,851	$—	$523,145
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,099	$—	$2,099
Other long-term liabilities:
Derivative financial instruments	—	65	—	65
Total liabilities measured at fair value	$—	$2,164	$—	$2,164
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 18

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
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 19

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 20

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

Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative expense efficiency, and drive improved operating margin over the long-term. We seek to bring additional consumer segments to our brands in the marketplace. For the Columbia brand, we are working to establish the Columbia.com site as the best expression of the brand through enhancements to the consumer experience, as well as generally less promotion and discount activity. In an effort to reduce inventories and to assist with our transition of merchandise containing perfluoroalkyl and polyfluoroalkyl substances ("PFAS") chemicals, we opened temporary outlet stores in the U.S., which will remain open through 2024, and begin to ramp down throughout 2025.

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

Business Environment and Trends

Increasing Competitive Environment | We believe many brands have shifted their strategies and new brands have entered the marketplace to capitalize on the emergence of casual and lifestyle trends. The versatility of casual and lifestyle products provides consumers the ability to use these products in a variety of settings, including outdoor activities. This shift has been evident in both the apparel and footwear product categories. We believe this trend has accelerated because of changes in consumer behavior resulting from the COVID-19 pandemic, which has resulted in an increasingly competitive apparel and footwear marketplace.

Economic Environment Impacting Demand | We believe general economic uncertainty is impacting consumer and customer behavior and demand. Customers have been increasingly cautious managing inventory and in placing advance orders. This cautiousness has been most pronounced in the U.S., but has spread to other regions, including Canada and, to a lesser extent, Europe. Consumer demand, particularly in the U.S., has been generally soft for outdoor apparel and footwear products. We anticipate these trends will persist throughout 2024.

Promotional and Clearance Environment | Since last year, we have been proactively managing promotional activity on Columbia.com to help establish the site as the best expression of the brand. However, we believe consumers are still seeking value, particularly in the U.S. This is contributing to reduced demand for our direct-to-consumer ("DTC") e-commerce sites and branded stores. To capture demand associated with value conscious consumers, we have increasingly relied on our fleet of DTC brick-and-mortar outlet stores and clearance locations, which offer discounted and clearance merchandise. The use of temporary clearance stores results in lower DTC product margins, increased SG&A expenses and modest operating income. We believe this method of liquidation results in stronger financial returns to the Company in comparison to wholesale closeout sales channel alternatives and has a less disruptive impact in the marketplace. We anticipate continuing to utilize temporary clearance locations to assist with inventory liquidation through 2024 with plans to ramp down these locations throughout 2025.

Changing Consumer Trends | The U.S. consumer remains challenged by the current economic environment as inflationary pressures continue to weigh on sentiment across the U.S. retail environment. This has translated to traffic declines and slower-than-planned sales
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 21

within our DTC e-commerce and brick-and-mortar businesses. As a result, we expect our DTC channel to continue to be challenged year-over-year. We believe this is a transitional trend and that, over time, growth will return to the DTC channel.

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

Freight Cost Environment | Over the past year, we have realized significant declines in ocean freight rates and costs in comparison to prior year elevated levels. These lower ocean freight rates resulted in substantially lower inbound freight costs which benefited our gross margin in 2023 and first half of 2024. As a result of ongoing conflict disrupting ocean transport through the Red Sea, spot ocean freight rates have begun to increase, and ocean carriers have initiated peak season surcharges. We utilize contracted pricing for the bulk of our ocean freight, which minimizes our exposure to spot pricing. However, if the conflict and ocean freight rate trends persist beyond our current contracts, we could incur increased ocean freight costs in future periods. Additionally, we may incur peak season surcharges and/or need to pay a premium to secure needed capacity.

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

Increasing Regulatory Environment | Recently, the number of regulations at the global and jurisdictional level impacting our business, and in particular our products, has significantly increased. We expect this trend to continue, and as a result, will impact our expenses, product input costs and ultimately our products, which may in turn impact our revenue. These regulatory matters at a minimum include regulations related to climate, social, privacy, and product chemistry. For example, in anticipation of the effectiveness of the regulations in California and New York states related to PFAS chemicals, we have been working to eliminate PFAS chemicals across our global product line. These PFAS matters have and may continue to result in a more promotional environment in 2024 as retailers move through merchandise containing PFAS.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 22

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except for percentage of net sales and per share amounts)	2024		2023		2024		2023
Net sales	$570.2	100.0%	$620.9	100.0%	$1,340.2	100.0%	$1,441.5	100.0%
Cost of sales	296.8	52.1%	306.9	49.4%	677.2	50.5%	728.0	50.5%
Gross profit	273.4	47.9%	314.0	50.6%	663.0	49.5%	713.5	49.5%
Selling, general and administrative expenses	302.7	53.1%	312.5	50.3%	652.0	48.6%	659.9	45.8%
Net licensing income	5.5	1.0%	4.7	0.7%	9.9	0.7%	9.1	0.6%
Operating income (loss)	(23.8)	(4.2)%	6.2	1.0%	20.9	1.6%	62.7	4.3%
Interest income, net	8.3	1.5%	3.5	0.6%	17.5	1.3%	6.7	0.5%
Other non-operating income (expense), net	0.5	0.1%	(0.1)	(0.1)%	0.8	0.1%	0.7	0.1%
Income (loss) before income tax	(15.0)	(2.6)%	9.6	1.5%	39.2	3.0%	70.1	4.9%
Income tax expense (benefit)	(3.2)	(0.6)%	1.2	0.2%	8.6	0.6%	15.5	1.1%
Net income (loss)	$(11.8)	(2.0)%	$8.4	1.3%	$30.6	2.4%	$54.6	3.8%

Diluted earnings (loss) per share	$(0.20)		$0.14		$0.51		$0.88

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 23

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$508.6	$5.9	$514.5	$537.0	(5)%	(4)%
SOREL	21.0	0.1	21.1	37.8	(44)%	(44)%
prAna	21.8	—	21.8	27.6	(21)%	(21)%
Mountain Hardwear	18.8	0.2	19.0	18.5	2%	3%
Total	$570.2	$6.2	$576.4	$620.9	(8)%	(7)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$464.0	$4.3	$468.3	$488.9	(5)%	(4)%
Footwear	106.2	1.9	108.1	132.0	(20)%	(18)%
Total	$570.2	$6.2	$576.4	$620.9	(8)%	(7)%

Channel Net Sales:
Wholesale	$278.4	$2.2	$280.6	$328.3	(15)%	(15)%
Direct-to-consumer	291.8	4.0	295.8	292.6	—%	1%
Total	$570.2	$6.2	$576.4	$620.9	(8)%	(7)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales decrease primarily reflects lower wholesale net sales in the U.S., partially offset by strength in international markets, compared to the same period in 2023. DTC net sales were flat, with declines in our e-commerce business offset by growth in our brick-and-mortar business from temporary and new stores, compared to the same period in 2023. The declines in wholesale net sales resulted from retailer cautiousness and a difficult competitive environment in the U.S. The declines in e-commerce net sales resulted from softness in the U.S., which we attribute to a challenging e-commerce environment for traditional outdoor brands, coupled with efforts to de-emphasize promotions on Columbia.com.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages and basis points)	2024	2023	Change
Gross profit	$273.4	$314.0	$(40.6)	(13)%
Gross margin	47.9%	50.6%	-270 bps

Gross margin contracted primarily due to the following factors:
•an approximate 330 bps decrease in channel profitability resulting from lower margins reflecting actions to spur demand and reduce excess inventory, as well as changes in sales provisions; partially offset by
•favorable other costs, including lower inbound freight costs.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 24

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Three Months June 30,
(in millions, except for percentages and basis points)	2024	2023	Change
Selling, general and administrative expenses	$302.7	$312.5	$(9.8)	(3)%
Selling, general and administrative expenses as percent of net sales	53.1%	50.3%	280 bps

SG&A expenses decreased primarily due to the following factors:
•lower supply chain expenses, reflecting decreased global distribution center expenses resulting from more normalized inventory levels; and
•lower demand creation expenses, primarily reflecting decreased net sales; partially offset by
•higher omni-channel expenses, reflecting higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expenses.

Interest Income, Net. Interest income, net is summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages)	2024	2023	Change
Interest income, net	$8.3	$3.5	$4.8	137%
Interest income, net as a percent of net sales	1.5%	0.6%

Interest income, net increased, primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages)	2024	2023	Change
Income tax expense (benefit)	$(3.2)	$1.2	$(4.4)	(367)%
Effective income tax rate	21.6%	12.6%

Income tax expense (benefit) decreased to ($3.2) million for the second quarter of 2024 from a tax expense of $1.2 million for the comparable period in 2023. Our effective tax rate was 21.6% for the three months ended June 30, 2024 compared to 12.6% for the same period in 2023. For the three months ended June 30, 2024, our effective tax rate was primarily impacted by a non-recurring expense associated with stock compensation benefits. For the three months ended June 30, 2023, our effective tax rate was primarily impacted by a non-recurring benefit related to foreign currency loss resulting from an intercompany transaction.
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 25

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$1,172.5	$9.9	$1,182.4	$1,239.8	(5)%	(5)%
SOREL	66.7	—	66.7	98.3	(32)%	(32)%
prAna	53.1	—	53.1	60.1	(12)%	(12)%
Mountain Hardwear	47.9	0.3	48.2	43.3	11%	11%
Total	$1,340.2	$10.2	$1,350.4	$1,441.5	(7)%	(6)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,083.0	$7.6	$1,090.6	$1,121.5	(3)%	(3)%
Footwear	257.2	2.6	259.8	320.0	(20)%	(19)%
Total	$1,340.2	$10.2	$1,350.4	$1,441.5	(7)%	(6)%

Channel Net Sales:
Wholesale	$669.3	$3.3	$672.6	$780.8	(14)%	(14)%
Direct-to-consumer	670.9	6.9	677.8	660.7	2%	3%
Total	$1,340.2	$10.2	$1,350.4	$1,441.5	(7)%	(6)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales decrease primarily reflects lower wholesale net sales in the U.S. for the six months ended June 30, 2024, compared to same period in 2023. DTC net sales increased, reflecting growth in our brick-and-mortar business from temporary and new stores, partially offset by declines in our e-commerce business for the six months ended June 30, 2024, compared to the same period in 2023. The declines in wholesale net sales resulted from retailer cautiousness and a difficult competitive environment in the U.S. The declines in e-commerce net sales resulted from softness in the U.S., which we attribute to a challenging e-commerce environment for traditional outdoor brands, coupled with efforts to de-emphasize promotions on Columbia.com.

Gross Profit. Gross profit is summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages and basis points)	2024	2023	Change
Gross profit	$663.0	$713.5	$(50.5)	(7)%
Gross margin	49.5%	49.5%	0 bps

Gross margin was flat primarily due to the following factors:
•unfavorable decrease in channel profitability resulting from lower margins reflecting actions to spur demand and reduce excess inventory; offset by
•favorable other costs, including lower inbound freight costs; and
•favorable region and channel net sales mix.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 26

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages and basis points)	2024	2023	Change
Selling, general and administrative expenses	$652.0	$659.9	$(7.9)	(1)%
Selling, general and administrative expenses as percent of net sales	48.6%	45.8%	280 bps

SG&A expenses decreased primarily due to the following factors:
•lower supply chain expenses of $17.1 million, reflecting decreased global distribution center expenses resulting from more normalized inventory levels; and
•lower demand creation expenses, primarily reflecting decreased net sales; partially offset by
•higher omni-channel expenses of $17.4 million, reflecting higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expenses.

Interest Income, Net. Interest income, net is summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages)	2024	2023	Change
Interest income, net	$17.5	$6.7	$10.8	161%
Interest income, net as a percent of net sales	1.3%	0.5%

Interest income, net increased, primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages)	2024	2023	Change
Income tax expense	$8.6	$15.5	$(6.9)	(45)%
Effective income tax rate	22.0%	22.2%

Income tax expense decreased to $8.6 million through the second quarter of 2024 from $15.5 million for the comparable period in 2023. For the six months ended June 30, 2024, our effective tax rate was primarily impacted by a benefit related to a non-recurring decrease in foreign withholding taxes. For the six months ended June 30, 2023, our effective income tax rate was primarily impacted by a non-recurring benefit related to foreign currency loss resulting from an intercompany transaction.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 27

Results of Operations — Segment

Segment operating income includes net sales, cost of sales, SG&A expenses, and net licensing income for each of our four reportable geographic segments.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net sales by geographic segment are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$340.2	$—	$340.2	$399.1	(15)%	(15)%
LAAP	99.5	5.7	105.2	93.3	7%	13%
EMEA	103.9	0.4	104.3	100.8	3%	3%
Canada	26.6	0.1	26.7	27.7	(4)%	(4)%
	$570.2	$6.2	$576.4	$620.9	(8)%	(7)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2024	2023	Change
U.S.	$23.5	$55.1	$(31.6)
LAAP	6.1	4.1	2.0
EMEA	14.4	15.0	(0.6)
Canada	(0.1)	0.1	(0.2)
Total segment operating income	43.9	74.3	(30.4)
Unallocated corporate expenses	(67.7)	(68.1)	0.4
Operating income (loss)	$(23.8)	$6.2	$(30.0)

U.S.

U.S. operating income decreased $31.6 million to $23.5 million, or 6.9% of net sales, for the second quarter of 2024 from $55.1 million, or 13.8% of net sales, for the comparable period in 2023. The decrease was driven primarily by decreased net sales and gross margin, partially offset by lower SG&A expenses. U.S. net sales decreased $58.9 million, or 15%, for the second quarter of 2024, compared to the same period in 2023, driven primarily by decreased net sales in our U.S. wholesale business. DTC net sales decreased modestly as a result of lower e-commerce net sales, partially offset by net sales growth from our brick-and-mortar business. The declines in wholesale net sales resulted from retailer cautiousness and a difficult competitive environment in the U.S. The declines in e-commerce net sales resulted from softness in the U.S., which we attribute to a challenging e-commerce environment for traditional outdoor brands, coupled with efforts to de-emphasize promotions on Columbia.com. The increases in brick-and-mortar net sales were primarily driven by our temporary clearance locations which have continued to support our excess inventory liquidation efforts. As of June 30, 2024, our U.S. business operated 46 temporary clearance locations, compared to 30 locations for the comparable period in 2023. In addition, our U.S. business operated 163 retail stores as of June 30, 2024, compared to 157 stores for the comparable period in 2023. U.S. SG&A expenses increased as a percentage of net sales to 42.6% for the second quarter of 2024 compared to 38.7% for the same period in 2023, driven by fixed SG&A expenses and decreased net sales. In total, U.S. SG&A expenses decreased for the second quarter of 2024, compared to the same period in 2023, primarily driven by lower supply chain expenses resulting from more normalized inventory levels and lower demand creation expenses, partially offset by higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expenses.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 28

LAAP

LAAP operating income increased $2.0 million to $6.1 million, or 6.1% of net sales, for the second quarter of 2024 from $4.1 million, or 4.4% of net sales, for the comparable period in 2023. LAAP net sales increased 7% (13% constant-currency) compared to the same period in 2023. LAAP net sales primarily reflected increased net sales in our LAAP distributor business due to higher Fall 2024 distributor orders and favorable impacts from timing of distributor shipments, as well as increased sales in China reflecting strong consumer demand, compared to the same period in 2023. Japan net sales declined driven by unfavorable effects from foreign currency fluctuation, which more than offset constant-currency net sales growth resulting from increased international tourism. Korea net sales also declined. LAAP SG&A expenses decreased as a percentage of net sales to 47.4% for the second quarter of 2024 compared to 53.1% for the same period in 2023.

EMEA

EMEA operating income decreased $0.6 million to $14.4 million, or 13.9% of net sales, for the second quarter of 2024 from $15.0 million, or 14.9% of net sales, for the comparable period in 2023. EMEA net sales increased $3.1 million, or 3% (3% constant-currency), for the second quarter of 2024, compared to the same period in 2023. EMEA net sales increased primarily in our Europe-direct business, boosted by continued momentum and increased traffic within our brick-and-mortar and e-commerce businesses. This net sales increase was partially offset by decreased net sales in our EMEA distributor business. EMEA SG&A expenses increased as a percentage of net sales to 28.6% for the second quarter of 2024 compared to 26.7% in 2023, primarily driven by higher DTC brick-and-mortar expenses and personnel expenses.

Canada

Canada had an operating loss of $0.1 million, or (0.4)% of net sales, for the second quarter of 2024 compared to operating income of $0.1 million, or 0.4% of net sales, for the comparable period in 2023. Canada net sales decreased $1.1 million, or 4% (4% constant-currency), for the second quarter of 2024, compared to the same period in 2023, primarily reflecting the impact of lower Spring 2024 wholesale orders, partially offset by growth in DTC brick-and-mortar net sales. Canada SG&A expenses increased as a percentage of net sales to 49.7% for the second quarter of 2024 compared to 48.5% for the same period in 2023, driven by fixed SG&A expenses and decreased net sales. In total, Canada SG&A expenses decreased for the second quarter of 2024 compared to the same period in 2023.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $0.4 million to $67.7 million in the second quarter of 2024, from $68.1 million for the same period in 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net sales by geographic segment are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$814.6	$—	$814.6	$916.6	(11)%	(11)%
LAAP	238.2	12.3	250.5	229.7	4%	9%
EMEA	208.4	(1.8)	206.6	209.1	—%	(1)%
Canada	79.0	(0.3)	78.7	86.1	(8)%	(9)%
	$1,340.2	$10.2	$1,350.4	$1,441.5	(7)%	(6)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 29

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
U.S.	$96.5	$136.7	$(40.2)
LAAP	27.9	22.4	5.5
EMEA	33.5	35.4	(1.9)
Canada	11.1	10.9	0.2
Total segment operating income	169.0	205.4	(36.4)
Unallocated corporate expenses	(148.1)	(142.7)	(5.4)
Operating income	$20.9	$62.7	$(41.8)

U.S.

U.S. operating income decreased $40.2 million to $96.5 million, or 11.8% of net sales, for the six months ended June 30, 2024 from $136.7 million, or 14.9% of net sales, for the comparable period in 2023. The decrease was driven primarily by decreased net sales and gross margin, partially offset by lower SG&A expenses. U.S. net sales decreased $102.0 million, or 11%, for the six months ended June 30, 2024, compared to the same period in 2023, driven primarily by decreased net sales in our U.S. wholesale business. DTC net sales decreased modestly as a result of lower e-commerce net sales, partially offset by net sales growth from our brick-and-mortar business. The declines in wholesale net sales resulted from retailer cautiousness and a difficult competitive environment in the U.S. The declines in e-commerce net sales resulted from softness in the U.S., which we attribute to a challenging e-commerce environment for traditional outdoor brands, coupled with efforts to de-emphasize promotions on Columbia.com. The increases in brick-and-mortar net sales were primarily driven by our temporary clearance locations, which have continued to support our excess inventory liquidation efforts. U.S. SG&A expenses increased as a percentage of net sales to 37.9% for the six months ended June 30, 2024 compared to 35.6% for the same period in 2023, primarily driven by decreased net sales. In total, U.S. SG&A expenses decreased for the six months ended June 30, 2024 compared to the same period in 2023, primarily driven by lower supply chain expenses resulting from more normalized inventory levels and lower demand creation expenses, partially offset by higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expenses.

LAAP

LAAP operating income increased $5.5 million to $27.9 million, or 11.7% of net sales, for the six months ended June 30, 2024 from $22.4 million, or 9.8% of net sales, for the comparable period in 2023. The increase was driven primarily by increased net sales and gross margin. LAAP net sales increased $8.5 million, or 4% (9% constant-currency), for the six months ended June 30, 2024, compared to the same period in 2023. Increased LAAP net sales were primarily driven by our China business, which continues to see strong consumer demand. Japan net sales declined, driven by unfavorable effects from foreign currency fluctuation, which more than offset constant-currency net sales growth resulting from international tourism. Korea net sales also declined. LAAP SG&A expenses decreased as a percentage of net sales to 44.1% for the six months ended June 30, 2024, compared to 45.7% for the same period in 2023.

EMEA

EMEA operating income decreased $1.9 million to $33.5 million, or 16.1% of net sales, for the six months ended June 30, 2024 from $35.4 million, or 16.9% of net sales, for the comparable period in 2023. EMEA net sales decreased $0.7 million, or 0% (1% constant-currency), for the six months ended June 30, 2024, compared to the same period in 2023, driven by lower EMEA distributor net sales, partially offset by an increase in our Europe-direct DTC net sales. EMEA SG&A expenses increased as a percentage of net sales to 30.0% for the six months ended June 30, 2024 compared to 27.4% for the same period in 2023, primarily driven by higher DTC brick-and-mortar expenses and personnel expenses.

Canada

Canada operating income increased $0.2 million to $11.1 million, or 14.1% of net sales, for the six months ended June 30, 2024 from $10.9 million, or 12.7% of net sales, for the comparable period in 2023. Canada net sales decreased $7.1 million, or 8% (9% constant-currency), for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to lower Spring 2024 wholesale orders, partially
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 30

offset by an increase in DTC brick-and-mortar net sales. Canada SG&A expenses increased as a percentage of net sales to 35.3% for the six months ended June 30, 2024 compared to 33.8% for the same period in 2023, primarily as a result of decreased net sales.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $5.4 million to $148.1 million for the six months ended June 30, 2024 from $142.7 million for the same period in 2023, largely driven by higher personnel expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents, short-term investments and available committed credit lines. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

Cash Flow Activities

Cash flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$108.9	$9.7	$99.2
Investing activities	30.0	(89.9)	119.9
Financing activities	(139.0)	(115.2)	(23.8)
Net effect of exchange rate changes on cash	(8.4)	(3.3)	(5.1)
Net decrease in cash and cash equivalents	$(8.5)	$(198.7)	$190.2

The change in cash flows provided by operating activities was driven by a $124.7 million increase in cash provided by changes in assets and liabilities, partially offset by a $25.5 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Accounts payable, Inventories, and Prepaid expenses and other current assets. The $100.4 million increase in cash provided by Accounts payable was primarily driven by lower inventory receipts in the second quarter of 2024 compared to the second quarter of 2023. The $46.5 million decrease in cash used in Inventories reflected a decrease in inventory as we curtailed inventory purchases to compensate for elevated inventories exiting 2022 and liquidated excess inventory levels throughout 2023 and the first half of 2024. These amounts were partially offset by the $33.2 million decrease in cash provided by Prepaid expenses and other current assets primarily driven by lower inventory prepayments.

Net cash provided by investing activities was $30.0 million for the six months ended June 30, 2024, compared to $89.9 million of cash used in investing activities for the six months ended June 30, 2023. For the 2024 period, net cash provided by investing activities consisted of $446.1 million in cash provided by sales and maturities of short-term investments, partially offset by $388.3 million in cash used for purchases of short-term investments and $27.8 million for capital expenditures. For the 2023 period, net cash used in investing activities consisted of $117.9 million in purchases of short-term investments and $22.8 million for capital expenditures, partially offset by $50.7 million provided by sales and maturities of short-term investments.

Net cash used in financing activities was $139.0 million for the six months ended June 30, 2024 compared to $115.2 million for the six months ended June 30, 2023. For the 2024 period, net cash used in financing activities primarily consisted of repurchases of common stock of $102.6 million and dividend payments to our shareholders of $35.6 million. For the 2023 period, net cash used in financing activities primarily consisted of repurchases of common stock of $78.3 million and dividend payments to our shareholders of $37.1 million.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 31

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of June 30, 2024, we had cash and cash equivalents of $341.8 million and short-term investments of $369.3 million, compared to $350.3 million and $414.2 million, respectively, as of December 31, 2023 and $231.6 million and $71.2 million, respectively, as of June 30, 2023.

Domestic Credit Facility

Refer to Note 7 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding our domestic credit facility.

As of June 30, 2024, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

International Credit Facility

As of June 30, 2024, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.7 million). There was no balance outstanding under the facility.

Other Sources

As of June 30, 2024, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$103.2 million. There was no balance outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of June 30, 2024, our inventory balance decreased to $823.6 million, compared to $1,162.5 million as of June 30, 2023, driven by a reduction in current season and carryover inventory resulting from lower inventory buys, as well as the use of our outlet stores and temporary clearance locations to profitably sell excess merchandise. We believe older season inventories represent a manageable portion of our total inventory mix.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 32

Other cash commitments

Our inventory purchase obligations were $450.9 million as of June 30, 2024, compared to $343.4 million and $301.9 million as of December 31, 2023 and June 30, 2023, respectively.

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of June 30, 2024 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 33

and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 34

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 35

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 36

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 37

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 38

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 39

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 40

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 41

our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets, including the punitive tariffs on U.S. products imported from China imposed in 2019. In addition, goods suspected of being manufactured with forced labor could be blocked from importation into the U.S. or other countries, which could materially impact sales.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 42

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 43

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 44

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of June 30, 2024, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through June 30, 2024, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of June 30, 2024, we had repurchased 35.5 million shares at an aggregate purchase price of $1,765.4 million, and had $234.6 million remaining available, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2024 through April 30, 2024	478,470	$76.07	478,470	$258.8
May 1, 2024 through May 31, 2024	37,907	$79.83	37,907	$255.7
June 1, 2024 through June 30, 2024	266,592	$79.24	266,592	$234.6
Total	782,969	$77.33	782,969	$234.6

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 45

ITEM 5.	Other Information

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the second quarter of 2024.

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

	3.2	2023 Amended and Restated Bylaws of Columbia Sportswear Company (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on February 1, 2023) (File No. 000-23939).
+	10.1	Form of Nonstatutory Stock Option Agreement for stock options granted under the Company’s 2020 Stock Incentive Plan, on or after July 18, 2024.
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101
+ Management Contract or Compensatory Plan

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 46

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	August 1, 2024	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q2 2024 FORM 10-Q | 47