Form 10-Q
period 2024-09-30
COLUMBIA SPORTSWEAR CO
filed 2024-11-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
The number of shares outstanding of the registrant's common stock on October 25, 2024 was 57,194,480.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, the promotional environment, our utilization of temporary clearance locations, storage and processing capacity, inventory levels and timing of inventory receipt, inventory carrying costs, shipment timing, consumer and customer spending and preferences, the performance of our various sales channels, freight charges, scale efficiencies, inflationary pressures, foreign currency translation, the performance of our international businesses, the geopolitical environment, consumer and customer behaviors and expectations, the regulatory environment, the impact of seasonal trends, materiality of legal matters, risk management strategies, the performance of our profit improvement program and the Columbia brand ACCELERATE Growth Strategy, capital expenditures, our short and long-term cash needs and our ability to meet those needs, amortization expenses, and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$306,680	$350,319	$213,282
Short-term investments	67,244	414,185	1,474
Accounts receivable, net of allowance of $6,464, $5,450 and $6,659, respectively	581,738	423,079	686,821
Inventories	798,153	746,288	885,163
Prepaid expenses and other current assets	72,443	80,814	96,016
Total current assets	1,826,258	2,014,685	1,882,756
Property, plant and equipment, net of accumulated depreciation of $707,272, $671,930 and $653,545, respectively	284,963	287,281	283,095
Operating lease right-of-use assets	370,844	357,295	339,538
Intangible assets, net	79,221	79,908	80,321
Goodwill	26,694	26,694	51,694
Deferred income taxes	103,757	105,574	89,801
Other non-current assets	69,003	67,576	71,738
Total assets	$2,760,740	$2,939,013	$2,798,943
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$221,714	$235,927	$162,222
Accrued liabilities	266,161	272,058	283,799
Operating lease liabilities	72,968	71,086	72,685
Income taxes payable	6,097	17,556	7,254
Total current liabilities	566,940	596,627	525,960
Non-current operating lease liabilities	348,786	336,772	323,508
Income taxes payable	14,607	25,688	24,218
Deferred income taxes	67	66	—
Other long-term liabilities	42,868	41,250	29,946
Total liabilities	973,268	1,000,403	903,632
Commitments and contingencies (Note 4)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 57,261, 59,996 and 60,526 issued and outstanding, respectively	—	—	—
Retained earnings	1,836,910	1,984,446	1,942,709
Accumulated other comprehensive loss	(49,438)	(45,836)	(47,398)
Total shareholders' equity	1,787,472	1,938,610	1,895,311
Total liabilities and shareholders' equity	$2,760,740	$2,939,013	$2,798,943

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net sales	$931,768	$985,683	$2,271,994	$2,427,209
Cost of sales	464,209	505,486	1,141,457	1,233,467
Gross profit	467,559	480,197	1,130,537	1,193,742
Selling, general and administrative expenses	361,243	351,563	1,013,262	1,011,490
Net licensing income	6,225	5,920	16,145	14,958
Operating income	112,541	134,554	133,420	197,210
Interest income, net	5,364	1,870	22,905	8,659
Other non-operating income (expense), net	1,283	(311)	2,030	354
Income before income tax	119,188	136,113	158,355	206,223
Income tax expense	29,031	32,605	37,639	48,163
Net income	$90,157	$103,508	$120,716	$158,060

Earnings per share:
Basic	$1.56	$1.70	$2.05	$2.57
Diluted	$1.56	$1.70	$2.04	$2.56
Weighted average shares outstanding:
Basic	57,785	60,844	58,896	61,575
Diluted	57,936	60,932	59,043	61,775

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$90,157	$103,508	$120,716	$158,060
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $46)	—	—	(145)	—
Change in derivative transactions (net of tax effects of $5,470, $(960), $485 and $1,139, respectively)	(14,905)	3,593	(1,071)	(2,554)
Foreign currency translation adjustments (net of tax effects of $(390), $325, $(41) and $282, respectively)	20,477	(9,659)	(2,386)	(14,207)
Other comprehensive income (loss)	5,572	(6,066)	(3,602)	(16,761)
Comprehensive income	$95,729	$97,442	$117,114	$141,299

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$120,716	$158,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,187	42,290
Non-cash lease expense	56,903	51,075
Provision for uncollectible accounts receivable	3,183	2,010
Deferred income taxes	2,180	4,236
Stock-based compensation	18,478	17,026
Other, net	(11,278)	568
Changes in operating assets and liabilities:
Accounts receivable	(162,252)	(146,139)
Inventories	(50,336)	135,417
Prepaid expenses and other current assets	5,008	26,809
Other assets	(195)	(3,106)
Accounts payable	(17,044)	(152,168)
Accrued liabilities	(7,823)	(42,251)
Income taxes payable	(22,439)	(20,434)
Operating lease assets and liabilities	(56,557)	(49,322)
Other liabilities	2,661	(1,897)
Net cash provided by (used in) operating activities	(76,608)	22,174
Cash flows from investing activities:
Purchases of short-term investments	(388,348)	(117,877)
Sales and maturities of short-term investments	751,232	120,747
Capital expenditures	(41,736)	(41,355)
Net cash provided by (used in) investing activities	321,148	(38,485)
Cash flows from financing activities:
Proceeds from credit facilities	—	837
Repayments on credit facilities	—	(837)
Proceeds from issuance of common stock related to stock-based compensation	3,955	7,081
Tax payments related to stock-based compensation	(4,806)	(4,620)
Repurchase of common stock	(230,864)	(144,633)
Cash dividends paid	(52,860)	(55,379)
Net cash used in financing activities	(284,575)	(197,551)
Net effect of exchange rate changes on cash	(3,604)	(3,097)
Net decrease in cash and cash equivalents	(43,639)	(216,959)
Cash and cash equivalents, beginning of period	350,319	430,241
Cash and cash equivalents, end of period	$306,680	$213,282
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$63,650	$66,580
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$12,224	$5,389
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2024	58,752	$—	$1,878,972	$(55,010)	$1,823,962
Net income	—	—	90,157	—	90,157
Other comprehensive income	—	—	—	5,572	5,572
Cash dividends ($0.30 per share)	—	—	(17,232)	—	(17,232)
Issuance of common stock related to stock-based compensation, net	12	(137)	—	—	(137)
Stock-based compensation expense	—	6,470	—	—	6,470
Repurchase of common stock	(1,503)	(5,145)	(114,987)	—	(120,132)
Excise taxes related to repurchase of common stock	—	(1,188)	—	—	(1,188)
Balance, September 30, 2024	57,261	$—	$1,836,910	$(49,438)	$1,787,472

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, June 30, 2023	61,358	$—	$1,915,990	$(41,332)	$1,874,658
Net income	—	—	103,508	—	103,508
Other comprehensive loss	—	—	—	(6,066)	(6,066)
Cash dividends ($0.30 per share)	—	—	(18,280)	—	(18,280)
Issuance of common stock related to stock-based compensation, net	55	2,237	—	—	2,237
Stock-based compensation expense	—	5,818	—	—	5,818
Repurchase of common stock	(887)	(7,435)	(58,509)	—	(65,944)
Excise taxes related to repurchase of common stock	—	(620)	—	—	(620)
Balance, September 30, 2023	60,526	$—	$1,942,709	$(47,398)	$1,895,311

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2023	59,996	$—	$1,984,446	$(45,836)	$1,938,610
Net income	—	—	120,716	—	120,716
Other comprehensive loss	—	—	—	(3,602)	(3,602)
Cash dividends ($0.90 per share)	—	—	(52,860)	—	(52,860)
Issuance of common stock related to stock-based compensation, net	182	(851)	—	—	(851)
Stock-based compensation expense	—	18,478	—	—	18,478
Repurchase of common stock	(2,917)	(15,472)	(215,392)	—	(230,864)
Excise taxes related to repurchase of common stock	—	(2,155)	—	—	(2,155)
Balance, September 30, 2024	57,261	$—	$1,836,910	$(49,438)	$1,787,472

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2022	62,139	$12,692	$1,953,734	$(30,637)	$1,935,789
Net income	—	—	158,060	—	158,060
Other comprehensive loss	—	—	—	(16,761)	(16,761)
Cash dividends ($0.90 per share)	—	—	(55,379)	—	(55,379)
Issuance of common stock related to stock-based compensation, net	228	2,461	—	—	2,461
Stock-based compensation expense	—	17,026	—	—	17,026
Repurchase of common stock	(1,841)	(30,928)	(113,706)	—	(144,634)
Excise taxes related to repurchase of common stock	—	(1,251)	—	—	(1,251)
Balance, September 30, 2023	60,526	$—	$1,942,709	$(47,398)	$1,895,311
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2024, December 31, 2023 and September 30, 2023, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The December 31, 2023 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 8

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine the impact on the Company's disclosures.

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Three Months Ended September 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$472,324	$109,251	$93,027	$60,754	$735,356
Footwear	98,982	25,734	48,758	22,938	196,412
Total	$571,306	$134,985	$141,785	$83,692	$931,768
Channel net sales
Wholesale	$331,141	$93,482	$115,880	$64,714	$605,217
Direct-to-consumer	240,165	41,503	25,905	18,978	326,551
Total	$571,306	$134,985	$141,785	$83,692	$931,768

	Three Months Ended September 30, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$487,596	$88,362	$85,051	$70,656	$731,665
Footwear	147,817	26,995	44,300	34,906	254,018
Total	$635,413	$115,357	$129,351	$105,562	$985,683
Channel net sales
Wholesale	$391,892	$75,814	$110,608	$86,046	$664,360
Direct-to-consumer	243,521	39,543	18,743	19,516	321,323
Total	$635,413	$115,357	$129,351	$105,562	$985,683

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,162,165	$290,752	$242,159	$123,274	$1,818,350
Footwear	223,775	82,363	108,068	39,438	453,644
Total	$1,385,940	$373,115	$350,227	$162,712	$2,271,994
Channel net sales
Wholesale	$680,669	$207,927	$278,383	$107,519	$1,274,498
Direct-to-consumer	705,271	165,188	71,844	55,193	997,496
Total	$1,385,940	$373,115	$350,227	$162,712	$2,271,994

	Nine Months Ended September 30, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,229,049	$257,445	$229,279	$137,459	$1,853,232
Footwear	322,948	87,654	109,215	54,160	573,977
Total	$1,551,997	$345,099	$338,494	$191,619	$2,427,209
Channel net sales
Wholesale	$836,594	$188,639	$282,820	$137,077	$1,445,130
Direct-to-consumer	715,403	156,460	55,674	54,542	982,079
Total	$1,551,997	$345,099	$338,494	$191,619	$2,427,209

PERFORMANCE OBLIGATIONS

For the three and nine months ended September 30, 2024 and 2023, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of September 30, 2024, December 31, 2023 and September 30, 2023, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(23,000)	(22,313)	(21,900)
Accumulated amortization	(37,198)	(36,511)	(36,098)
Net carrying amount	—	687	1,100
Intangible assets with indefinite lives	79,221	79,221	79,221
Intangible assets, net	$79,221	$79,908	$80,321

Amortization expense for intangible assets subject to amortization was $0.0 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and was $0.7 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 5 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2024, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of September 30, 2024, the Company had repurchased 37.0 million shares at an aggregate purchase price of $1,885.5 million and had $114.5 million remaining available, excluding excise tax. During the three and nine months ended September 30, 2024, the Company repurchased an aggregate of $120.1 million and $230.9 million, respectively, of common stock under this program, excluding excise tax.

In October 2024, the Company's Board of Directors approved a $600.0 million increase to the Company's share repurchase authorization, which does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 6 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options	$1,570	$2,083	$4,777	$6,019
Restricted stock units	4,900	3,735	13,701	11,007
Total	$6,470	$5,818	$18,478	$17,026

STOCK OPTIONS

During the nine months ended September 30, 2024, the Company granted a total of 156,277 stock options at a weighted average grant date fair value of $20.86 per option. As of September 30, 2024, unrecognized costs related to outstanding stock options totaled $10.4 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.14 years.

RESTRICTED STOCK UNITS

During the nine months ended September 30, 2024, the Company granted 426,499 restricted stock units at a weighted average grant date fair value of $78.82 per restricted stock unit. As of September 30, 2024, unrecognized costs related to outstanding restricted stock units totaled $38.2 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 2.60 years.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 12

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Weighted average common shares outstanding, used in computing basic earnings per share	57,785	60,844	58,896	61,575
Effect of dilutive stock options and restricted stock units	151	88	147	200
Weighted average common shares outstanding, used in computing diluted earnings per share	57,936	60,932	59,043	61,775

Earnings per share:
Basic	$1.56	$1.70	$2.05	$2.57
Diluted	$1.56	$1.70	$2.04	$2.56

Weighted average common shares excluded (1)	1,957	2,266	2,005	1,989
(1) Common stock related to stock options, service-based restricted stock units, and performance-based restricted stock units were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 13

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

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2024	$17,523	$(72,533)	$(55,010)
Other comprehensive income (loss) before reclassifications	(9,895)	20,477	10,582
Amounts reclassified from accumulated other comprehensive loss (1)	(5,010)	—	(5,010)
Net other comprehensive income (loss) during the period	(14,905)	20,477	5,572
Balance as of September 30, 2024	$2,618	$(52,056)	$(49,438)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2023	$15,643	$(56,975)	$(41,332)
Other comprehensive income (loss) before reclassifications	9,876	(9,659)	217
Amounts reclassified from accumulated other comprehensive loss (1)	(6,283)	—	(6,283)
Net other comprehensive income (loss) during the period	3,593	(9,659)	(6,066)
Balance as of September 30, 2023	$19,236	$(66,634)	$(47,398)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2023	$145	$3,689	$(49,670)	$(45,836)
Other comprehensive income (loss) before reclassifications	—	7,283	(2,386)	4,897
Amounts reclassified from accumulated other comprehensive loss (1)	(145)	(8,354)	—	(8,499)
Net other comprehensive loss during the period	(145)	(1,071)	(2,386)	(3,602)
Balance as of September 30, 2024	$—	$2,618	$(52,056)	$(49,438)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2022	$21,790	$(52,427)	$(30,637)
Other comprehensive income (loss) before reclassifications	10,602	(14,207)	(3,605)
Amounts reclassified from accumulated other comprehensive loss (1)	(13,156)	—	(13,156)
Net other comprehensive loss during the period	(2,554)	(14,207)	(16,761)
Balance as of September 30, 2023	$19,236	$(66,634)	$(47,398)
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

The following tables present financial information for the Company's reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales to unrelated entities:
U.S.	$571,306	$635,413	$1,385,940	$1,551,997
LAAP	134,985	115,357	373,115	345,099
EMEA	141,785	129,351	350,227	338,494
Canada	83,692	105,562	162,712	191,619
	$931,768	$985,683	$2,271,994	$2,427,209
Segment operating income:
U.S.	$115,356	$131,602	$211,815	$268,260
LAAP	20,435	14,509	48,340	36,932
EMEA	33,238	34,241	66,802	69,636
Canada	22,369	30,150	33,515	41,065
Total segment operating income	191,398	210,502	360,472	415,893
Unallocated corporate expenses	(78,857)	(75,948)	(227,052)	(218,683)
Interest income, net	5,364	1,870	22,905	8,659
Other non-operating income (expense), net	1,283	(311)	2,030	354
Income before income tax	$119,188	$136,113	$158,355	$206,223

CONCENTRATIONS

The Company had one customer that accounted for approximately 11.9%, 19.8% and 11.6% of Accounts receivable, net as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively. The Company did not have any customers that accounted for 10% or more of Net sales for the three and nine months ended September 30, 2024 and 2023.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 15

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

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$581,848	$634,676	$548,424
Derivative instruments not designated as hedges:
Currency forward contracts	$471,927	$342,532	$477,843

As of September 30, 2024, $5.4 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of September 30, 2024, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $1.9 million as of September 30, 2024. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 16

The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	September 30, 2024	December 31, 2023	September 30, 2023
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$3,311	$7,367	$17,121
Currency forward contracts	Other non-current assets	817	961	6,511
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	3,657	4,121	972
Currency forward contracts	Other long-term liabilities	1,264	2,629	104
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,443	2,833	4,485
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,441	2,269	1,389

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2024	2023	2024	2023
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income, net of tax	—	$(9,895)	$9,876	$7,283	$10,602
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion	Net sales	(480)	(236)	(822)	10
Gain reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	7,265	8,874	12,241	18,149
Gain (loss) reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	62	—	130	(2)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	(4,369)	3,313	160	2,033

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 17

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$50,149	$—	$—	$50,149
Time deposits (1)	—	33,422	—	33,422
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. Government treasury bills	—	64,975	—	64,975
Other short-term investments:
Money market funds	253	—	—	253
Mutual fund shares	2,016	—	—	2,016
Prepaid expenses and other current assets:
Derivative financial instruments	—	4,754	—	4,754
Other non-current assets:
Money market funds	1,122	—	—	1,122
Mutual fund shares	29,014	—	—	29,014
Derivative financial instruments	—	817	—	817
Total assets measured at fair value	$82,554	$103,968	$—	$186,522
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$5,098	$—	$5,098
Other long-term liabilities:
Derivative financial instruments	—	1,264	—	1,264
Total liabilities measured at fair value	$—	$6,362	$—	$6,362
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 18

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 19

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

NOTE 12 — SUPPLY CHAIN FINANCING

In the third quarter of 2024, the Company began to offer a voluntary supply chain financing (“SCF”) program facilitated through a third-party service provider. Under the program, participating suppliers may, at their sole discretion, elect to receive payment from a select number of third-party financial institutions for one or more of the Company’s valid payment obligations prior to their scheduled due dates. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. The Company’s payment terms, including the timing and amount of payments, are based on the original supplier invoices, irrespective of whether a supplier participates in the program. The Company does not have an economic interest in a supplier’s decision to participate in the program and has not pledged any assets as security or provided any guarantees as part of the program.

The Company’s outstanding payables under the SCF program were $27.2 million as of September 30, 2024, and were recorded within Accounts payable on the unaudited Condensed Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 20

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

ACCELERATE Growth Strategy

As part of our strategic priorities, in October 2024, we announced the ACCELERATE Growth Strategy. At its core, the ACCELERATE Growth Strategy is intended to elevate the Columbia brand ("Brand") to target a younger and more active consumer. It is a multi-year initiative centered around several consumer-centric shifts to our Brand, product and marketplace strategies, as well as enhanced ways of working. We believe successful execution of the ACCELERATE Growth Strategy can elevate the Brand and drive profitable growth. Through the ACCELERATE Growth Strategy, we will focus on achieving the following objectives:
•steward existing consumer segments while focusing on bringing new younger and active consumers into the Brand;
•elevate consumers' perception of the Brand;
•create product based on a consumer-centric product construct;
•enhance the positioning of the Brand in the U.S. marketplace; and
•deliver integrated full-funnel marketing.

In addition, we are committed to investing in our strategic priorities with a renewed emphasis to:
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

Profit Improvement Program

Concurrent with our ACCELERATE Growth Strategy, we continue to make progress on our multi-year profit improvement program to accelerate profitable growth and improve the efficiency of our operations. We are focused on four areas of cost reduction and realignment, including:
•operational cost savings;
•organizational cost savings;
•operating model improvements; and
•indirect, or non-inventory, spending.

When the benefits of this program are combined with the cost savings we anticipate to receive from normalized inventory levels, we believe we can reach $125 million to $150 million in annualized savings by 2026. We anticipate these cost savings will ramp up over the course of
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 21

2024 and 2025, with the full benefit being realized in 2026. In 2024, we expect to attain approximately $90 million in realized cost savings and avoidance, net of approximately $3 million to $4 million of severance and other costs.

Business Environment and Trends

Increasing U.S. Competitive Environment and Evolving U.S. Consumer Trends | We believe our competition in the historical U.S. outdoor apparel and footwear market has increased as many brands have shifted their strategies and new brands have entered the marketplace to capitalize on the emergence of casual and lifestyle trends. The versatility of casual and lifestyle products provides consumers the ability to use these products in a variety of settings, including outdoor activities. We believe the successful implementation of our strategic priorities, including our Columbia brand ACCELERATE Growth Strategy, will enable us to better compete in this evolved U.S. marketplace in the future.

North America Economic Environment | We believe general economic uncertainty in the U.S. and Canada is impacting consumer and customer behavior and demand. A culmination of economic indicators including high interest rates, increased consumer debt, and ongoing inflationary pressures, amongst other indicators, are contributing to wholesale customer cautiousness, as well as changes in consumer confidence and shopping behavior. This has contributed to slower-than-planned sales within our DTC and wholesale businesses in North America. In the near-term, we expect our DTC and wholesale channels in North America to continue to be challenged, in part due to the economic environment.

Promotional and Clearance Environment | Since last year, we have been proactively managing promotional activity on Columbia.com to help establish the site as the best expression of the Brand. However, we believe certain consumers are still seeking value, particularly in the U.S. This, among other factors, is contributing to reduced demand for our direct-to-consumer ("DTC") e-commerce sites for certain brands and branded stores. To capture demand associated with value conscious consumers, we have increasingly relied on our fleet of DTC brick-and-mortar outlet stores and clearance locations, which offer discounted and clearance merchandise. Further, in an effort to reduce inventories and to assist with our transition of merchandise containing perfluoroalkyl and polyfluoroalkyl substances ("PFAS") chemicals, we opened temporary outlet stores in the U.S in 2024. The use of temporary clearance stores results in lower DTC product margins, increased SG&A expenses and modest operating income. We believe this method of liquidation results in stronger financial returns to the Company in comparison to wholesale closeout sales channel alternatives and has a less disruptive impact in the marketplace. We anticipate continuing to utilize temporary clearance locations to assist with inventory liquidation through 2024 with plans to ramp down these locations throughout 2025.

Changing International Consumer Trends | We believe consumers in our international markets have adjusted their shopping habits, particularly in China as the outdoor category sector rapidly expands and Japan as the market continues to benefit from international tourism. We expect certain of our international businesses to continue to grow year-over-year and into 2025.

Delayed Inventory Receipts | Supply chain disruptions, including impacts of Red Sea closures, Bangladesh factory disruptions, port strikes and severe weather events, have extended our supply chain lead times resulting in delayed receipt of inventory. Later receipts of inventory impact our ability to capture consumer demand and increase the risk of wholesale order cancellations and lower potential reorders, some of which is currently occurring.

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

Freight Cost Environment | We have realized declines in ocean freight rates and costs in comparison to prior elevated levels. These lower ocean freight rates resulted in substantially lower inbound freight costs, which benefited our gross margin in 2023 and through the third quarter of 2024. We anticipate these lower ocean freight costs will abate providing less of a gross margin benefit in the fourth quarter of 2024 and diminishing even more so into 2025.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 22

Heightened Geopolitical Risk | We sell our products in more than 100 countries and our ability to sell, import into and produce in certain markets may be impacted by ongoing geopolitical tensions. We believe these tensions will remain elevated and have manifested, and will continue to manifest, themselves in certain regions where we operate.

Increasing Regulatory Environment | Recently, the number of regulations at the global and jurisdictional level impacting our business, and in particular our products, has significantly increased. We expect this trend to continue and, as a result, will impact our expenses, product input costs and ultimately our products, which may in turn impact our revenue. These regulatory matters at a minimum include regulations related to climate, social, privacy, and product chemistry. For example, in anticipation of the effectiveness of the regulations in California and New York states related to PFAS chemicals, we have worked to eliminate PFAS chemicals across our global product line. These PFAS matters have resulted in a more promotional environment in 2024 as retailers sell through merchandise containing PFAS.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 23

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except for percentage of net sales and per share amounts)	2024		2023		2024		2023
Net sales	$931.8	100.0%	$985.7	100.0%	$2,272.0	100.0%	$2,427.2	100.0%
Cost of sales	464.2	49.8%	505.5	51.3%	1,141.5	50.2%	1,233.5	50.8%
Gross profit	467.6	50.2%	480.2	48.7%	1,130.5	49.8%	1,193.7	49.2%
Selling, general and administrative expenses	361.2	38.8%	351.6	35.7%	1,013.3	44.6%	1,011.5	41.7%
Net licensing income	6.1	0.7%	6.0	0.7%	16.2	0.7%	15.0	0.6%
Operating income	112.5	12.1%	134.6	13.7%	133.4	5.9%	197.2	8.1%
Interest income, net	5.4	0.6%	1.9	0.1%	22.9	1.0%	8.6	0.4%
Other non-operating income (expense), net	1.3	0.1%	(0.4)	—%	2.0	0.1%	0.4	—%
Income before income tax	119.2	12.8%	136.1	13.8%	158.3	7.0%	206.2	8.5%
Income tax expense	29.0	3.1%	32.6	3.3%	37.6	1.7%	48.1	2.0%
Net income	$90.2	9.7%	$103.5	10.5%	$120.7	5.3%	$158.1	6.5%

Diluted earnings per share	$1.56		$1.70		$2.04		$2.56
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 24

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$799.7	$3.7	$803.4	$804.0	(1)%	—%
SOREL	73.9	0.2	74.1	122.1	(39)%	(39)%
prAna	28.6	—	28.6	30.7	(7)%	(7)%
Mountain Hardwear	29.6	0.2	29.8	28.9	2%	3%
Total	$931.8	$4.1	$935.9	$985.7	(5)%	(5)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$735.4	$2.9	$738.3	$731.7	1%	1%
Footwear	196.4	1.2	197.6	254.0	(23)%	(22)%
Total	$931.8	$4.1	$935.9	$985.7	(5)%	(5)%

Channel Net Sales:
Wholesale	$605.2	$2.3	$607.5	$664.3	(9)%	(9)%
Direct-to-consumer	326.6	1.8	328.4	321.4	2%	2%
Total	$931.8	$4.1	$935.9	$985.7	(5)%	(5)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales decrease primarily reflects lower wholesale net sales in the U.S. and Canada, partially offset by continued strength in international markets, compared to the same period in 2023. The declines in wholesale net sales reflect the impact of lower Fall 2024 wholesale orders as a result of retailer cautiousness and a difficult competitive environment in the U.S. and Canada, as well as delayed shipment of Fall 2024 wholesale orders in the third quarter compared to earlier shipment of Fall 2023 orders in the same period of the prior year. The strength in international markets is aided by a higher portion of Fall 2024 distributor orders shipping in the third quarter compared to the timing of Fall 2023 shipments in the prior year, as well as generally robust consumer demand within many markets of our LAAP and EMEA businesses.

DTC net sales increased, reflecting growth in our brick-and-mortar business from temporary and new stores, partially offset by declines in our e-commerce business, compared to the same period in 2023. The declines in e-commerce net sales resulted from softness in the U.S., which we attribute to a challenging e-commerce environment for outdoor brands, coupled with efforts to de-emphasize promotions on Columbia.com.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages and basis points)	2024	2023	Change
Gross profit	$467.6	$480.2	$(12.6)	(3)%
Gross margin	50.2%	48.7%	150 bps

Gross margin expanded primarily due to the following factor:
•favorable other costs, including lower inbound freight costs; partially offset by
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 25

•unfavorable decrease in channel profitability reflecting higher clearance and promotional activity, partially offset by favorable input costs and product mix.

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Three Months September 30,
(in millions, except for percentages and basis points)	2024	2023	Change
Selling, general and administrative expenses	$361.2	$351.6	$9.6	3%
Selling, general and administrative expenses as percent of net sales	38.8%	35.7%	310 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $14.3 million, reflecting higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expense; and
•higher incentive compensation, reflecting higher performance against target as compared to the comparative period; partially offset by
•lower supply chain expenses, reflecting decreased global distribution center expenses resulting from more normalized inventory levels and supply chain optimization efforts.

Interest Income, Net. Interest income, net is summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages)	2024	2023	Change
Interest income, net	$5.4	$1.9	$3.5	184%
Interest income, net as a percent of net sales	0.6%	0.1%

Interest income, net increased, primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages)	2024	2023	Change
Income tax expense	$29.0	$32.6	$(3.6)	(11)%
Effective income tax rate	24.4%	24.0%

Income tax expense decreased to $29.0 million for the third quarter of 2024 from a tax expense of $32.6 million for the comparable period in 2023. Our effective tax rate was 24.4% for the three months ended September 30, 2024 compared to 24.0% for the same period in 2023. For the three months ended September 30, 2024, our effective tax rate was primarily impacted by a non-recurring expense related to a foreign currency gain resulting from an intercompany transaction. For the three months ended September 30, 2023, our effective tax rate was primarily impacted by a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction.
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 26

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$1,972.2	$13.6	$1,985.8	$2,043.8	(4)%	(3)%
SOREL	140.6	0.2	140.8	220.4	(36)%	(36)%
prAna	81.7	—	81.7	90.8	(10)%	(10)%
Mountain Hardwear	77.5	0.5	78.0	72.2	7%	8%
Total	$2,272.0	$14.3	$2,286.3	$2,427.2	(6)%	(6)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,818.4	$10.5	$1,828.9	$1,853.2	(2)%	(1)%
Footwear	453.6	3.8	457.4	574.0	(21)%	(20)%
Total	$2,272.0	$14.3	$2,286.3	$2,427.2	(6)%	(6)%

Channel Net Sales:
Wholesale	$1,274.5	$5.6	$1,280.1	$1,445.1	(12)%	(11)%
Direct-to-consumer	997.5	8.7	1,006.2	982.1	2%	2%
Total	$2,272.0	$14.3	$2,286.3	$2,427.2	(6)%	(6)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales decrease primarily reflects lower wholesale net sales in the U.S. and Canada, partially offset by continued strength in international markets, compared to the same period in 2023. The declines in wholesale net sales have generally resulted from retailer cautiousness and a difficult competitive environment throughout the year, primarily in the U.S and Canada. The strength in international markets has generally resulted from robust consumer demand within many markets of our LAAP and EMEA businesses.

DTC net sales increased, reflecting growth in our brick-and-mortar business from temporary and new stores, partially offset by declines in our e-commerce business, compared to the same period in 2023. The declines in e-commerce net sales have resulted from softness in the U.S. throughout the year, which we attribute to a challenging environment for outdoor brands, coupled with efforts to de-emphasize promotions on Columbia.com.

Gross Profit. Gross profit is summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages and basis points)	2024	2023	Change
Gross profit	$1,130.5	$1,193.7	$(63.2)	(5)%
Gross margin	49.8%	49.2%	60 bps

Gross margin expanded primarily due to the following factors:
•favorable other costs, including lower inbound freight costs; and
•favorable region and channel net sales mix; partially offset by
•unfavorable decrease in channel profitability reflecting higher clearance and promotional activity, partially offset by favorable input costs and product mix.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 27

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages and basis points)	2024	2023	Change
Selling, general and administrative expenses	$1,013.3	$1,011.5	$1.8	—%
Selling, general and administrative expenses as percent of net sales	44.6%	41.7%	290 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $31.7 million, reflecting higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expenses; partially offset by
•lower supply chain expenses of $26.0 million, reflecting decreased global distribution center expenses resulting from more normalized inventory levels and supply chain optimization efforts; and
•lower demand creation expenses, primarily reflecting decreased net sales.

Interest Income, Net. Interest income, net is summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages)	2024	2023	Change
Interest income, net	$22.9	$8.6	$14.3	166%
Interest income, net as a percent of net sales	1.0%	0.4%

Interest income, net increased, primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages)	2024	2023	Change
Income tax expense	$37.6	$48.1	$(10.5)	(22)%
Effective income tax rate	23.8%	23.4%

Income tax expense decreased to $37.6 million through the third quarter of 2024 from $48.1 million for the comparable period in 2023. Our effective tax rate was 23.8% for the nine months ended September 30, 2024 compared to 23.4% for the same period in 2023. For the nine months ended September 30, 2024, our effective tax rate was primarily impacted by a non-recurring benefit related to a decrease in accrued foreign withholding taxes. For the nine months ended September 30, 2023, our effective income tax rate was primarily impacted by a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 28

Results of Operations — Segment

Segment operating income includes net sales, cost of sales, SG&A expenses, and net licensing income for each of our four reportable geographic segments.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net sales by geographic segment are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$571.3	$—	$571.3	$635.4	(10)%	(10)%
LAAP	135.0	1.7	136.7	115.4	17%	18%
EMEA	141.8	0.5	142.3	129.4	10%	10%
Canada	83.7	1.9	85.6	105.5	(21)%	(19)%
	$931.8	$4.1	$935.9	$985.7	(5)%	(5)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2024	2023	Change
U.S.	$115.4	$131.6	$(16.2)
LAAP	20.4	14.5	5.9
EMEA	33.2	34.2	(1.0)
Canada	22.4	30.2	(7.8)
Total segment operating income	191.4	210.5	(19.1)
Unallocated corporate expenses	(78.9)	(75.9)	(3.0)
Operating income	$112.5	$134.6	$(22.1)

U.S.

U.S. operating income decreased $16.2 million to $115.4 million, or 20.2% of net sales, for the third quarter of 2024 from $131.6 million, or 20.7% of net sales, for the comparable period in 2023. The decrease was driven primarily by decreased net sales and gross margin, partially offset by lower SG&A expenses. U.S. net sales decreased $64.1 million, or 10%, for the third quarter of 2024, compared to the same period in 2023, driven primarily by decreased net sales in our U.S. wholesale business. DTC net sales decreased modestly as a result of lower e-commerce net sales, partially offset by net sales growth from our brick-and-mortar business. The declines in wholesale net sales reflect the impact of lower Fall 2024 wholesale orders as a result of retailer cautiousness and a difficult competitive environment in the U.S., as well as delayed shipment of Fall 2024 wholesale orders in the third quarter compared to earlier shipment of Fall 2023 orders. The declines in e-commerce net sales resulted from continued softness in the U.S., which we attribute to a challenging e-commerce environment for outdoor brands, coupled with efforts to de-emphasize promotions on Columbia.com. The increases in brick-and-mortar net sales were primarily driven by temporary clearance locations and new stores, coupled with increased productivity from existing stores. As of September 30, 2024, our U.S. business operated 42 temporary clearance locations, compared to 36 locations for the comparable period in 2023. In addition, our U.S. business operated 169 retail stores as of September 30, 2024, compared to 159 stores for the comparable period in 2023. U.S. SG&A expenses increased as a percentage of net sales to 30.2% for the third quarter of 2024 compared to 27.6% for the same period in 2023, driven by fixed SG&A expenses and decreased net sales. In total, U.S. SG&A expenses decreased for the third quarter of 2024, compared to the same period in 2023, primarily driven by lower supply chain expenses resulting from more normalized inventory levels and supply chain optimization efforts, as well as lower demand creation expenses, partially offset by higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expenses.
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 29

LAAP

LAAP operating income increased $5.9 million to $20.4 million, or 15.1% of net sales, for the third quarter of 2024 from $14.5 million, or 12.6% of net sales, for the comparable period in 2023. The increase was driven primarily by increased net sales and gross margin. LAAP net sales increased 17% (18% constant-currency), for the third quarter of 2024, compared to the same period in 2023, primarily driven by our China and LAAP distributor businesses. Increased net sales in our China business reflected continued strong consumer demand, aided by positive outdoor category trends, compared to the same period in the prior year. Increased net sales in our LAAP distributor business reflected growth in our Fall 2024 distributor orders compared to the same period in the prior year. Japan net sales increased within our DTC and wholesale businesses primarily due to strong international tourism. Korea net sales increased primarily due to wholesale net sales reflecting a higher portion of Fall 2024 wholesale orders shipping in the third quarter compared to the timing of Fall 2023 shipments in the prior year, partially offset by declines in DTC net sales reflecting ongoing consumer demand headwinds. LAAP SG&A expenses decreased as a percentage of net sales to 39.4% for the third quarter of 2024 compared to 42.5% for the same period in 2023, driven by increased net sales. In total, LAAP SG&A expenses increased for the third quarter of 2024, compared to the same period in 2023, primarily driven by higher demand creation expenses.

EMEA

EMEA operating income decreased $1.0 million to $33.2 million, or 23.4% of net sales, for the third quarter of 2024 from $34.2 million, or 26.5% of net sales, for the comparable period in 2023. EMEA net sales increased $12.4 million, or 10% (10% constant-currency), for the third quarter of 2024, compared to the same period in 2023, primarily driven by our EMEA distributor and Europe-direct businesses. Increased net sales in our EMEA distributor business primarily reflected a higher portion of Fall 2024 distributor orders shipping in the third quarter compared to the timing of Fall 2023 shipments in the prior year and, to a lesser extent, increased Fall 2024 orders. Increased net sales in our Europe-direct business reflect continued momentum and increased traffic within our DTC brick-and-mortar and e-commerce businesses. This net sales increase was partially offset by decreased net sales in our Europe-direct wholesale business driven by later shipment of Fall 2024 orders as compared to the same period in the prior year. EMEA SG&A expenses increased as a percentage of net sales to 26.5% for the third quarter of 2024 compared to 25.0% in 2023, primarily driven by higher personnel expenses and variable DTC expenses.

Canada

Canada operating income decreased $7.8 million to $22.4 million, or 26.8% of net sales, for the third quarter of 2024 from $30.2 million, or 28.6% of net sales, for the comparable period in 2023. Canada net sales decreased $21.8 million, or 21% (19% constant-currency), for the third quarter of 2024, compared to the same period in 2023, primarily reflecting decreased net sales in our wholesale business. Decreased net sales in our wholesale business primarily reflected the impact of lower Fall 2024 wholesale orders due to retailer cautiousness and a difficult competitive environment in Canada, as well as delayed shipment of Fall 2024 wholesale orders in the third quarter compared to earlier shipment of Fall 2023 orders. DTC net sales decreased modestly as a result of lower e-commerce net sales, partially offset by net sales growth from our brick-and-mortar business. Canada SG&A expenses increased as a percentage of net sales to 22.6% for the third quarter of 2024 compared to 18.2% for the same period in 2023, primarily driven by fixed SG&A expenses and decreased net sales. In total, Canada SG&A expenses decreased for the third quarter of 2024 compared to the same period in 2023.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $3.0 million to $78.9 million in the third quarter of 2024, from $75.9 million for the same period in 2023.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 30

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net sales by geographic segment are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$1,385.9	$—	$1,385.9	$1,552.0	(11)%	(11)%
LAAP	373.2	14.0	387.2	345.1	8%	12%
EMEA	350.2	(1.3)	348.9	338.5	3%	3%
Canada	162.7	1.6	164.3	191.6	(15)%	(14)%
	$2,272.0	$14.3	$2,286.3	$2,427.2	(6)%	(6)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
U.S.	$211.8	$268.3	$(56.5)
LAAP	48.3	36.9	11.4
EMEA	66.8	69.6	(2.8)
Canada	33.5	41.1	(7.6)
Total segment operating income	360.4	415.9	(55.5)
Unallocated corporate expenses	(227.0)	(218.7)	(8.3)
Operating income	$133.4	$197.2	$(63.8)

U.S.

U.S. operating income decreased $56.5 million to $211.8 million, or 15.3% of net sales, for the nine months ended September 30, 2024 from $268.3 million, or 17.3% of net sales, for the comparable period in 2023. The decrease was driven primarily by decreased net sales and gross margin, partially offset by lower SG&A expenses. U.S. net sales decreased $166.1 million, or 11%, for the nine months ended September 30, 2024, compared to the same period in 2023, driven primarily by decreased net sales in our U.S. wholesale business. DTC net sales decreased modestly as a result of lower e-commerce net sales, partially offset by net sales growth from our brick-and-mortar business. The declines in wholesale net sales have generally resulted from retailer cautiousness and a difficult competitive environment throughout the year. The declines in e-commerce net sales resulted from continued softness in the U.S., which we attribute to a challenging e-commerce environment for outdoor brands, coupled with efforts to de-emphasize promotions on Columbia.com. The increases in brick-and-mortar net sales were primarily driven by temporary clearance locations and new stores, coupled with increased productivity of existing stores for the nine months ended September 30, 2024. U.S. SG&A expenses increased as a percentage of net sales to 34.7% for the nine months ended September 30, 2024 compared to 32.3% for the same period in 2023, primarily driven by fixed SG&A expenses and decreased net sales. In total, U.S. SG&A expenses decreased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily driven by lower supply chain expenses resulting from more normalized inventory levels and supply chain optimization efforts, as well as lower demand creation expenses, partially offset by higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expenses.

LAAP

LAAP operating income increased $11.4 million to $48.3 million, or 12.9% of net sales, for the nine months ended September 30, 2024 from $36.9 million, or 10.7% of net sales, for the comparable period in 2023. The increase was driven primarily by increased net sales and gross margin. LAAP net sales increased $28.1 million, or 8% (12% constant-currency), for the nine months ended September 30, 2024, compared to the same period in 2023, primarily driven by our China business. Increased net sales in our China business reflected continued strong
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 31

consumer demand, aided by positive outdoor category trends. Our LAAP distributor business also saw increased net sales driven by growth in our Fall 2024 orders compared to the same period in the prior year. This net sales increase was partially offset by decreased net sales in our Korea DTC business reflecting a challenging competitive and economic environment. Japan net sales were flat driven by strong demand from increased international tourism which was largely offset by unfavorable foreign currency translation compared to the same period in the prior year. LAAP SG&A expenses decreased as a percentage of net sales to 42.4% for the nine months ended September 30, 2024, compared to 44.6% for the same period in 2023, primarily driven by increased net sales. In total, LAAP SG&A expenses increased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily driven by higher demand creation expenses.

EMEA

EMEA operating income decreased $2.8 million to $66.8 million, or 19.1% of net sales, for the nine months ended September 30, 2024 from $69.6 million, or 20.6% of net sales, for the comparable period in 2023. The decrease was driven primarily by increased SG&A expenses. EMEA net sales increased $11.7 million, or 3% (3% constant-currency), for the nine months ended September 30, 2024, compared to the same period in 2023, primarily driven by our Europe-direct business. Increased net sales in our Europe-direct business were driven by robust demand throughout our DTC brick-and-mortar and e-commerce businesses. Our EMEA distributor business also saw increased net sales. This net sales increase was partially offset by decreased net sales in our Europe-direct wholesale business. EMEA SG&A expenses increased as a percentage of net sales to 28.6% for the nine months ended September 30, 2024 compared to 26.5% for the same period in 2023, primarily driven by higher personnel expenses and variable DTC expenses.

Canada

Canada operating income decreased $7.6 million to $33.5 million, or 20.6% of net sales, for the nine months ended September 30, 2024 from $41.1 million, or 21.4% of net sales, for the comparable period in 2023. This decrease was primarily driven by lower net sales and gross margin, partially offset by lower SG&A expenses. Canada net sales decreased $28.9 million, or 15% (14% constant-currency), for the nine months ended September 30, 2024, compared to the same period in 2023, driven primarily by decreased net sales in our Canada wholesale business. DTC net sales increased driven by increases in our brick-and-mortar business, offset by declines in our e-commerce business. Canada SG&A expenses increased as a percentage of net sales to 28.8% for the nine months ended September 30, 2024 compared to 25.2% for the same period in 2023, primarily as a result of fixed expenses and decreased net sales. In total, Canada SG&A expenses decreased for the nine months ended September 30, 2024 compared to the same period in 2023.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $8.3 million to $227.0 million for the nine months ended September 30, 2024 from $218.7 million for the same period in 2023.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 32

Cash Flow Activities

Cash flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(76.6)	$22.2	$(98.8)
Investing activities	321.1	(38.5)	359.6
Financing activities	(284.6)	(197.6)	(87.0)
Net effect of exchange rate changes on cash	(3.6)	(3.1)	(0.5)
Net decrease in cash and cash equivalents	$(43.7)	$(217.0)	$173.3

The change in cash flows used in operating activities was driven by a $55.9 million increase in cash used in changes in assets and liabilities, as well as a $42.9 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories, Prepaid expenses and other current assets, and Accounts payable. The $185.8 million decrease in cash provided by Inventories reflected cash provided of $135.4 million for the nine months ended September 30, 2023 as we liquidated excess inventory levels throughout 2023, as well as cash used of $50.3 million for the nine months ended September 30, 2024 as we aligned inventory supply with anticipated seasonal demand. The $21.8 million decrease in cash provided by Prepaid expenses and other current assets was primarily driven by lower inventory prepayments. These amounts were partially offset by the $135.1 million decrease in cash used in Accounts payable driven by the timing of inventory receipts, including higher in-season inventory, and related payments, including a reduction in the use of early payments.

Net cash provided by investing activities was $321.1 million for the nine months ended September 30, 2024, compared to $38.5 million of cash used in investing activities for the nine months ended September 30, 2023. For the 2024 period, net cash provided by investing activities consisted of $751.2 million in cash provided by sales and maturities of short-term investments, partially offset by $388.3 million in cash used for purchases of short-term investments and $41.7 million for capital expenditures. For the 2023 period, net cash used in investing activities consisted of $117.9 million in purchases of short-term investments and $41.4 million for capital expenditures, partially offset by $120.7 million provided by sales and maturities of short-term investments.

Net cash used in financing activities was $284.6 million for the nine months ended September 30, 2024 compared to $197.6 million for the nine months ended September 30, 2023. For the 2024 period, net cash used in financing activities primarily consisted of repurchases of common stock of $230.9 million and dividend payments to our shareholders of $52.9 million. For the 2023 period, net cash used in financing activities primarily consisted of repurchases of common stock of $144.6 million and dividend payments to our shareholders of $55.4 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of September 30, 2024, we had cash and cash equivalents of $306.7 million and short-term investments of $67.2 million, compared to $350.3 million and $414.2 million, respectively, as of December 31, 2023 and $213.3 million and $1.5 million, respectively, as of September 30, 2023.

Domestic Credit Facility

Refer to Note 7 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding our domestic credit facility.

As of September 30, 2024, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 33

International Credit Facility

As of September 30, 2024, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.9 million). There was no balance outstanding under the facility.

Other Sources

As of September 30, 2024, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$106.4 million. There was no balance outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of September 30, 2024, our inventory balance decreased to $798.2 million, compared to $885.2 million as of September 30, 2023, driven by a reduction in current season and carryover inventory resulting from lower inventory buys, as well as the use of our outlet stores and temporary clearance locations to profitably sell excess merchandise. We believe older season inventories represent a manageable portion of our total inventory mix.

We have planned 2024 capital expenditures of approximately $60 to $70 million. This includes investments in our DTC operations, including new stores and digital and supply chain capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction.

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

Other cash commitments

Our inventory purchase obligations were $437.2 million as of September 30, 2024, compared to $343.4 million and $367.3 million as of December 31, 2023 and September 30, 2023, respectively.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 34

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2024 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 35

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 36

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 37

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

In addition, contract manufacturers may fail to perform as expected. If a contract manufacturer fails to ship orders in a timely manner (as recently occurred), we could experience supply disruptions that result in missed delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price or cause us to incur additional freight costs.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 38

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 39

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

WE ARE SUBJECT TO CERTAIN INFORMATION TECHNOLOGY RISKS

We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems or Interruption in Services Provided by the Systems May Result in Disruptions or Outages in Our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow.

Our reputation and ability to attract, retain and serve consumers and customers is dependent upon the reliable performance of our underlying technology infrastructure and external service providers, including third-party cloud-based solutions. The services these systems provide are vulnerable to interruption, in particular during a period of transition of systems, and we have experienced interruptions in the past.

We rely on cloud-based solutions furnished by third-parties primarily to allocate resources, pay vendors, collect from customers, manage loyalty programs, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our DTC operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Some transitions of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense, or an interruption in services.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 40

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

We Depend on Certain Legacy Information Technology Systems, Which May Inhibit Our Ability to Operate Efficiently.

Our legacy product development, retail and other systems, on which we continue to manage a portion of our business activities, rely on the availability of limited internal and external resources with the expertise to maintain the systems. In addition, our legacy systems, including aged systems in our Japanese and Korean businesses, may not support desired functionality for our operations and may inhibit our ability to operate efficiently. As we continue to transition from our legacy systems and implement new systems, certain functionality and information from our legacy systems, including that of third-party systems that interface with our legacy systems, may not be fully compatible with the new systems and we could incur an interruption in the services provided by the systems.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 41

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

Proposals to reform U.S. tax laws could significantly impact how we are taxed and could change the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 42

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

In addition, many of our imported products are subject to duties, tariffs or import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets. Proposals to implement new tariffs or other trade restrictions in the United States could impact the products we import into the U.S. and also result in retaliatory measures in international markets where we sell. Although we cannot predict whether and in what form such measures will be adopted or implemented, these proposals for tariffs or other trade restrictions could have an adverse impact on our cost of sales, gross margin, cash flows; disrupt the U.S. marketplace; and cause an increase in our product prices and potential adverse impacts to resulting net sales in the U.S. In addition, goods suspected of being manufactured with forced labor could be blocked from importation into the U.S. or other countries, which could materially impact sales.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 43

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 44

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 45

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of September 30, 2024, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just over 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 46

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through September 30, 2024, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of September 30, 2024, we had repurchased 37.0 million shares at an aggregate purchase price of $1,885.5 million, and had $114.5 million remaining available, excluding excise tax.

In October 2024, the Company's Board of Directors approved a $600.0 million increase to the Company's share repurchase authorization, which does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 through July 31, 2024	597,649	$79.76	597,649	$186.9
August 1, 2024 through August 31, 2024	838,149	$80.10	838,149	$119.8
September 1, 2024 through September 30, 2024	66,735	$79.90	66,735	$114.5
Total	1,502,533	$79.96	1,502,533	$114.5

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 47

ITEM 5.	Other Information

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the third quarter of 2024.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 48

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	November 7, 2024	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q3 2024 FORM 10-Q | 49