Form 10-K
period 2024-12-31
COLUMBIA SPORTSWEAR CO
filed 2025-02-27
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.							☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.							☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, was $2,334,761,479.

The number of shares outstanding of the registrant's common stock on February 14, 2025 was 55,342,827.
Portions of the registrant's proxy statement related to its 2025 Annual Shareholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement related to its 2025 Annual Shareholders' Meeting shall not be deemed to be part of this report.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, the promotional environment, our utilization of temporary clearance locations, storage and processing capacity, future manufacturing locations of our inventory, inventory levels and timing of inventory receipt, inventory carrying costs, shipment timing, the continued licensing of certain of our proprietary rights, consumer and customer spending and preferences, the performance of our various sales channels, freight charges, scale efficiencies, inflationary pressures, foreign currency translation, the performance of our international businesses, the geopolitical environment, consumer and customer behaviors and expectations and our ability to retain existing, value-oriented consumers while attracting new consumers, the regulatory environment, the impact of seasonal trends, materiality of legal matters, risk management strategies, the performance of our profit improvement program and the Columbia brand ACCELERATE Growth Strategy, capital expenditures, our short and long-term cash needs and our ability to meet those needs, amortization expenses, and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | i

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

Mountain Hardwear® | Acquired in 2003, our Mountain Hardwear brand's mission is to encourage and equip people to seek a wilder path in life. With over 30 years of wild wisdom, our Mountain Hardwear brand continues to offer essential, premium apparel, accessories and equipment products for climbers, mountaineers, skiers, snowboarders, and trail athletes.

prAna® | Acquired in 2014, our prAna brand's mission is to celebrate the spirit of adventure and discovery, encouraging individuals to pursue their passions inspired by an active California lifestyle. Our prAna brand offers apparel and accessories that blend style and versatility for individuals who embrace movement and have a deep reverence for nature.

Across our diverse portfolio of brands, our products have gained recognition for their innovation, quality, value, and performance. Our products incorporate the cumulative design, fabrication, fit, and construction technologies that we have pioneered over several decades and continue to innovate. Our apparel, accessories and equipment products are designed to be used for all seasons, activities and locations. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots, sandals, shoes for use in water activities, and footwear for lifestyle wear.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 1

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

MANUFACTURING AND SOURCING

We seek to substantially limit our invested capital and avoid the costs and risks associated with large production facilities and the associated labor forces; therefore, we do not own, operate or manage manufacturing facilities. The majority of our finished goods are produced by contract manufacturers located outside the United States ("U.S."). We establish and maintain long-term relationships with key finished good manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. The use of contract manufacturers for our finished goods maximizes our flexibility and historically has benefited our product costs.

We value legal, ethical and fair treatment of people involved in manufacturing our products. Independent contractors manufacturing our products are subject to our standards of manufacturing practices to facilitate safe and humane working conditions, as well as to promote ethical business practices. We have programs in place to monitor manufacturer practices and assess alignment with these standards.

We maintain manufacturing liaison offices in seven Asia Pacific countries. Our personnel in these offices monitor production at our contract manufacturers' facilities to ensure our products are manufactured to our specifications.

In 2024, our apparel, accessories and equipment products for our wholesale and direct-to-consumer ("DTC") businesses were manufactured into finished goods in 14 countries. In 2024, finished goods manufacturers in Vietnam, Bangladesh, Indonesia, and India produced approximately 40%, 25%, 10% and 10%, respectively, of these products. Five of the largest contract finished goods manufacturers account for approximately 30% of our apparel, accessories and equipment production, with the largest manufacturer accounting for approximately 10%.

In 2024, our footwear products for our wholesale and DTC businesses were manufactured into finished goods in four countries. In 2024, finished goods manufacturers in Vietnam and China produced approximately 80% and 15%, respectively, of these products. Five of the largest contract finished goods manufacturers account for approximately 80% of our footwear production, with the two largest manufacturers accounting for approximately 20% each and three manufacturers accounting for approximately 15%, 15% and 10% individually.

Raw materials for the finished goods manufacturing of our apparel, accessories, equipment, and footwear products are primarily sourced from Asia and are purchased directly by our contract manufacturers. In addition, our trademark licensees directly contract for the manufacture of their products.

MARKETING

Our portfolio of brands enables us to target a wide range of consumers with differentiated products. Our marketing supports and enhances our competitive position in the marketplace, drives alignment through seasonal initiatives, builds brand equity, raises brand relevance and awareness, infuses our brands with excitement, and, most important, stimulates consumer demand for our products.

Our integrated marketing efforts deliver messages about the performance benefits, features and styles of our products within each of our brands to their target consumers. We utilize a variety of means to deliver our marketing messages, including digital marketing, branded e-commerce and marketing sites, social media interactions, television and print publications, experiential events, brand ambassadors, branded and enhanced product store displays, and consumer-focused public relations efforts. In addition, we reinforce our brands' marketing messages with our key wholesale customers by utilizing digital platforms, television, print and advertising campaigns, as well as in-store branded visual merchandising display tools and favorable product presentation. We also authorize and encourage our international distributors to connect with consumers by operating e-commerce and marketing sites and maintaining a presence on social media platforms.

SALES AND DISTRIBUTION

We sell our products in more than 110 countries and operate in four reportable segments: U.S., Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada. These reportable segments are organized by geographic location. Each reportable
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 2

segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle products, including apparel, footwear, accessories, and equipment.

We sell our products through a mix of distribution channels. Our wholesale distribution channel consists of small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains, internet retailers, international distributors where we generally do not have our own direct operations, and certain other retailers. Our DTC distribution channel includes a network of branded, outlet, temporary clearance and employee retail stores, brand-specific e-commerce sites and shop-in-shop retail locations. In addition, we earn revenue through licensing certain of our trademarks across a range of apparel, accessories, equipment, and home products.

U.S.

U.S. is our largest segment and provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our U.S. wholesale and DTC businesses. We have over 1,850 wholesale customers in the U.S. In 2024, our five largest U.S. wholesale customers accounted for approximately 20% of U.S. net sales and less than 10% individually. As of December 31, 2024, our U.S. DTC distribution channel sold our products in over 170 retail stores, including 28 temporary clearance locations.

We distribute the majority of our U.S. products from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky, as well as through a third-party logistics company that operates a distribution center in Cincinnati, Ohio and other facilities located near U.S. receiving ports. We also arrange to have products directly shipped from contract manufacturers to wholesale customer-designated facilities in the U.S.

LAAP

LAAP provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our wholly owned subsidiaries in Japan, Korea and China, and through distributors in other LAAP markets. We have over 350 wholesale customers, including distributors, in LAAP. In 2024, our five largest LAAP wholesale customers accounted for approximately 10% of LAAP net sales. As of December 31, 2024, our LAAP DTC distribution channel sold our products in nearly 310 retail stores.

We distribute LAAP products through third-party logistics companies that operate distribution centers near Tokyo, Seoul, and Shanghai for our Japan, Korea and China businesses, respectively, as well as through third-party logistics companies that operate facilities located near receiving ports for our China business. The vast majority of our products sold to LAAP distributors are shipped directly to the distributors from the contract manufacturers from which we source our products.

EMEA

EMEA provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Europe-direct and EMEA distributor businesses. We have nearly 3,350 wholesale customers, including distributors, in EMEA. In 2024, our three largest EMEA wholesale customers accounted for approximately 20% of EMEA net sales and less than 10% individually. As of December 31, 2024, our Europe-direct distribution channel sold our products in over 60 retail stores.

We distribute the majority of our EMEA products from a distribution center that we own and operate in France for our Europe-direct business, as well as through third-party logistics companies that operate facilities located near receiving ports. The vast majority of our products sold to EMEA distributors are shipped directly to the distributors from the contract manufacturers from which we source our products.

CANADA

Canada provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Canada wholesale and DTC businesses. We have nearly 450 wholesale customers in Canada. In 2024, our two largest Canada wholesale customers accounted for approximately 25% of Canada net sales; approximately 18% and 7%, respectively. As of December 31, 2024, our Canada DTC distribution channel sold our products in over 10 retail stores.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 3

We distribute the majority of Canada products from a distribution center that we own and operate in the province of Ontario in Canada, as well as through third-party logistics companies that operate facilities located near receiving ports.

See Part II, Item 7 and Item 8 in this Annual Report on Form 10-K for further discussion regarding our reportable segments.

INTELLECTUAL PROPERTY

Our trademarks create a market for our products, identify our company and differentiate our products from competitors' products. We own many trademarks, including Columbia Sportswear Company®, Columbia®, SOREL®, Mountain Hardwear®, prAna®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo, the SOREL polar bear logo, and the prAna sitting pose and horn design logos, as well as many other trademarks relating to our brands, products, styles, and technologies. We also place significant importance on trade dress (the overall appearance and image of our products) which, as much as trademarks, distinguishes Columbia’s products in the marketplace.

Our design and utility patents describe the technologies, processes and designs incorporated into many of our most important products. We file applications for U.S. and foreign patents to protect inventions, designs and enhancements that we deem to have commercial value. We have design and utility patents, which expire at various times, as well as pending patent applications in the U.S. and other countries.

We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities.

COMPETITION

The markets for outdoor, active and lifestyle apparel, footwear, accessories, and equipment products are highly competitive and we face significant competition from numerous companies. Our competition includes large companies with significant financial, marketing and operational resources, small companies with limited resources but deep entrenchment in their local markets, emerging brands with a large DTC presence, non-traditional outdoor brands, and other branded competitors. We also face competition from our wholesale customers who, under their own private brand names, produce and distribute similar products to our target consumers through their own retail stores and e-commerce businesses. We identify our primary competitive factors in the markets for outdoor, active and lifestyle products to be brand strength, product innovation, design, versatility, functionality, performance, durability, and price, as well as effective marketing and delivery of product in alignment with consumer expectations.

GOVERNMENT REGULATION

As a company with global operations, we are, and our products are, subject to the laws of the U.S. and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions, including, but not limited to, laws and regulations concerning product safety, environmental standards, trade, information security, privacy, labor and employment, health, marketing, competition, and safety.

See Item 1A of this Annual Report on Form 10-K for more information of risks relating to these laws, rules, and regulations.

HUMAN CAPITAL

We believe that attracting and retaining talent strengthens our enterprise. As part of these efforts, we strive to offer a competitive compensation and benefits program and promote employee well-being.

As of December 31, 2024, our employee workforce of approximately 9,780 employees consisted of approximately 5,630 full-time and part-time retail employees, 1,080 distribution center employees and 3,070 corporate and/or office employees. From December 31, 2023 to December 31, 2024, we had an overall employee turnover rate of approximately 56%, impacted by approximately 79% and 54% turnover rates in our retail and distribution employee base, respectively. Approximately 32% of our workforce was located outside of the U.S. as of December 31, 2024.

As of December 31, 2024, our global workforce was self-disclosed as 55% female, 42% male, less than 1% non-binary, and 2% undisclosed or chose not to identify. In the U.S., the self-disclosed ethnicity of our workforce, including retail and distribution employees, was 55% White, 24% Hispanic or Latino, 7% Asian, 7% Black, less than 1% American Indian or Alaskan Native, less than 1% Native Hawaiian or other Pacific Islander, 3% two or more races, and 2% undisclosed or chose not to identify.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 4

Compensation and Benefits

Our compensation plans aim to reward performance. We offer competitive wages and, to align the interest of our management with those of our shareholders, shares of our common stock through a stock incentive plan. Globally, we offer employees affordable, competitive and comprehensive benefit programs. In the U.S., for our largest employee base, we sponsor comprehensive medical, dental, vision, and health savings or flexible spending account plans. We also provide 401(k) plan matching of employee contributions, paid time off, an employee assistance plan, life insurance, and short-term and long-term disability insurance.

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

Detailed information regarding our (and our brands’) corporate responsibility priorities and progress can be found in our latest "Impact Report" at http://columbia.com/corporate-responsibility. The content of such report is not incorporated by reference in this Annual Report on Form 10-K.

The content contained on or accessible through any website referred to in this Annual Report on Form 10-K, including those mentioned above, is not incorporated by reference in this annual report unless expressly noted.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 5

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Timothy P. Boyle	75	Chairman, President and Chief Executive Officer
Joseph P. Boyle	44	Executive Vice President, Columbia Brand President
Peter J. Bragdon	62	Executive Vice President, Chief Administrative Officer and General Counsel
Lisa A. Kulok	59	Executive Vice President, Chief Supply Chain Officer
Richelle T. Luther	56	Executive Vice President, Corporate Affairs and Chief Human Resources Officer
Jim A. Swanson	50	Executive Vice President, Chief Financial Officer
Craig Zanon	65	Executive Vice President, Emerging Brands, EMEA and Asia Direct

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

Richelle T. Luther joined the Company in 2008 as Deputy General Counsel. She was appointed Senior Vice President & Chief Human Resources Officer in September 2015 and named Executive Vice President, Corporate Affairs and Chief Human Resources Officer in January 2023. Prior to joining the Company, she served at Northwest Natural Gas from 2002 to 2008, most recently as Corporate Secretary and Chief Governance Officer, and was an attorney at Stoel Rives LLP from 1997 to 2002.

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
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 6

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
•Weather Conditions, Including Global Climate Change Trends. Our sales are affected by weather conditions. Our DTC sales are dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonably warm weather also impacts future sales to our wholesale customers, who may hold inventory into subsequent seasons in response to unseasonably warm weather. Our results may be negatively impacted if management is not able to adjust expenses in a timely manner in response to unfavorable weather conditions and the resulting impact on consumer and customer demand. The magnitude of climate change and whether resulting weather patterns continue to trend warmer will influence the extent to which consumer and customer demand for our outerwear and cold weather footwear products will be negatively affected.
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
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 7

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

Our failure to accurately forecast consumer and/or customer demand could result in inventory levels in excess of demand, which may cause inventory write-downs and/or the sale of excess inventory at discounted prices through our outlet stores, temporary clearance locations, or third-party liquidation channels and could have a material adverse effect on our brand image and gross margin. In addition, we may experience additional costs and margin pressure relating to the storage and processing of excess inventory, including through our outlet stores.

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
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 8

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

We receive our products from third-party logistics providers at our owned distribution centers in the U.S., Canada and France. The fixed costs associated with owning, operating and maintaining such distribution centers during a period of economic weakness or declining sales can result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 9

We also receive and distribute our products through third-party operated distribution facilities internationally and domestically. We depend on these third-parties to manage the operation of their distribution facilities as necessary to meet our business needs. If the third-parties fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions or we could incur additional expense. Transitions within our distribution network amongst third-party distribution partners exacerbates this risk.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 10

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

We rely on cloud-based solutions furnished by third-parties primarily to allocate resources, pay vendors, collect from customers, manage loyalty programs, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our DTC operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to our use of their systems, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Some transitions of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense, or an interruption in services.

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
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 11

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

We Depend on Certain Legacy Information Technology Systems, Which May Inhibit Our Ability to Operate Efficiently.

Our legacy product development, retail and other systems, on which we continue to manage a portion of our business activities, depend on the availability of limited internal and external resources with the expertise to maintain the systems. In addition, our legacy systems, including aged systems in our Japanese and Korean businesses and systems associated with our retail order management process, may not support desired functionality for our operations and may inhibit our ability to operate efficiently and cost effectively. The continued use of these legacy systems also increases the risk of service disruption and can complicate recovery effort when issues arise. Moreover, our continued transition from these legacy systems to new ones is complex and requires significant change management, including extensive coordination and integration with third-parties and their systems. Consequently, these transitions could result in the interruption of our operations.

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

We regularly discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Increased instances of counterfeit manufactured products and sales may adversely affect our sales and the reputation of our brands and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the U.S., it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 12

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

Changes to the U.S. tax laws as a result of the recent U.S. presidential administration change may impact our U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business.

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, sustainability regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur and laws and regulations that are enacted in response to such events. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, as well as in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations or cash flows. In addition, goods suspected of being manufactured with forced labor could be blocked from importation into the U.S. or other countries, which could materially impact sales.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 13

In addition, many of our imported products are subject to duties, tariffs or import limitations that affect the cost and quantity of various types of goods imported into the U.S. and other markets. Proposals to implement new tariffs or other trade restrictions in the U.S. could impact the products we import into the U.S. and also result in retaliatory measures in international markets where we sell our products. Punitive measures have been threatened against certain countries that run trade surpluses with the U.S., such as Vietnam, Indonesia and India. We expect Vietnam, Indonesia and India to represent approximately 44 percent, 11 percent, and 10 percent, respectively, of the value of our imports to the U.S. in 2025.

Although we cannot predict whether and in what form such measures will be adopted or implemented, these proposals for tariffs or other trade restrictions could have an adverse impact on our cost of sales, gross margin and cash flows; disrupt the U.S. marketplace; and cause an increase in our product prices, to the extent possible, and potential adverse impacts to resulting net sales in the U.S. Changes in tariffs may also cause a change to our sourcing strategy, which we may or may not be able to implement based on timing and availability.

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

Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings.

We derive a significant portion of our sales from markets outside the U.S., which consist of sales to wholesale customers and directly to consumers by our entities in Europe, Asia, and Canada and sales to independent international distributors who operate within EMEA and LAAP. The majority of our purchases of finished goods inventory from contract manufacturers are denominated in U.S. dollars, including purchases by our foreign entities. These purchase and sale transactions expose us to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be and have been affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings.

Our exposure is increased with respect to our wholesale customers, where, in order to facilitate solicitation of advance orders for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign entities approximately six to nine months prior to U.S. dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk and have been and could be further impacted by the U.S. dollar strengthening during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory. In addition to the direct currency exchange rate exposures described above, our wholesale business is indirectly exposed to currency exchange rate risks. Weakening of a wholesale customer’s functional currency relative to the U.S. dollar makes it more expensive for it to purchase finished goods inventory from us, which may cause a wholesale customer to cancel orders or increase prices for our products, which may make our products less price-competitive in those markets. In addition, in order to make purchases and pay us on a timely basis, our international distributors must exchange sufficient quantities of their functional currency for U.S. dollars through the financial markets and may be limited in the amount of U.S. dollars they are able to obtain.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 14

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 15

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

Extreme Weather Conditions, Climate Change, and Natural Disasters Could Negatively Impact Our Operating Results and Financial Condition.

Extreme weather conditions in the areas in which our retail stores, suppliers, consumers, customers, distribution centers, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, climate change and natural disasters such as wildfires, earthquakes, hurricanes and tsunamis, whether occurring in the U.S. or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability and changes in consumer preferences and spending that may negatively impact our operating results and financial condition.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 16

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of December 31, 2024, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just over 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

On January 6, 2025, Skip Potter, Executive Vice President, Chief Digital Information Officer, departed the Company. Jim Swanson, Executive Vice President and Chief Financial Officer, is overseeing the digital technology department at the Company in an interim capacity. Our Chief Information Security Officer ("CISO") reports to Mr. Swanson and is responsible for identifying, assessing and managing risks facing the Company from cybersecurity threats impacting our internal systems and/or systems supported by third-party providers. Our CISO has served in various information technology and information security roles for over 20 years, including management of information security programs in the Department of Defense, private and public companies, and holds multiple industry certifications in information security. We leverage certain third-party providers and our internal Incident Response Team to alert us when a cybersecurity event occurs. Cybersecurity events may include unauthorized access, attacks on our resources, compromised accounts, malware, or ransomware. Upon alert of an event, we estimate the level of severity, create a response plan, and communicate to management as needed. Based on the estimated level of severity, timing of incident communication to management may range from immediate to quarterly. Our risk assessment process related to cybersecurity threats is subject to change in the future as threats may evolve over time.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 17

Our Information Security committee oversees this cybersecurity program and consists of senior management, including Mr. Swanson and our Chief Administrative Officer and General Counsel. At least quarterly, this committee reviews updates regarding cybersecurity threats and incidents that have occurred. Periodically, this committee approves cybersecurity strategy and initiatives proposed by our CISO.

Our Board of Directors ("Board") generally oversees Columbia's risk management practices and processes. Annually, the Board reviews the results of the annual enterprise risk management program, including updates from our CISO related to cybersecurity matters. The Audit Committee also receives an update on the enterprise risk management program annually. The Board has delegated primary oversight of the management of cybersecurity risk to the Audit Committee. The Audit Committee annually reviews the strategies, investments and risks related to Columbia's information technology systems, including a review of Columbia's cybersecurity programs, and also receives quarterly updates from our CISO. The Board is informed of cybersecurity events to the extent they may materially impact Columbia or management otherwise believes they should be escalated to the Board.

See Item 1A of this Annual Report on Form 10-K for more information of risks relating to cybersecurity, including the risk factors "We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems or Interruption in Services Provided by the Systems May Result in Disruptions or Outages in Our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow" and "A Security Breach of Our or Our Third-Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation".

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
(1) Corporate Headquarters is an approximate 30-acre site, which includes the Columbia and SOREL brands' headquarters and centrally-managed departmental functions, including information technology, certain supply chain functions, finance, human resources and legal.

In addition, as of December 31, 2024, we sold our products in over 550 retail stores, including 28 temporary clearance locations. The vast majority of our retail stores are leased under a variety of arrangements, including long-term, short-term, and variable-payment leases. Our temporary clearance locations are leased on a short-term basis. We also have several leases globally for showrooms, office space, warehouse facilities, storage space, vehicles, and equipment, among other things. We believe that the Company's principal properties are in good condition and are suitable and adequate to support our business requirements. Refer to Note 8 in Part II, Item 8 of this Annual Report on Form 10-K for further lease-related disclosures.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 18

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 19

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol "COLM".

HOLDERS

As of February 14, 2025, we had 240 shareholders of record, although we have a much larger number of beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.

DIVIDENDS

Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. Quarterly dividends on our common stock, when declared by our Board of Directors, are paid in March, May, August, and November.

Our Board of Directors approved a regular quarterly cash dividend of $0.30 per share, payable on March 21, 2025 to shareholders of record on March 10, 2025.

PERFORMANCE GRAPH

The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 1000 Index and Russell 1000 Clothing and Accessories Index for the period beginning December 31, 2019 and ending December 31, 2024.

The graph and table below assume that $100 was invested on December 31, 2019, and that any dividends were reinvested. Historical stock price performance should not be relied on as indicative of future stock price performance.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 20

Total Return Analysis

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Columbia Sportswear Company	$100.00	$87.53	$98.58	$89.93	$82.92	$88.78
Russell 1000 Index	$100.00	$120.96	$152.96	$123.71	$156.53	$194.89
Russell 1000 Clothing and Accessories Index	$100.00	$107.95	$119.66	$83.51	$107.14	$99.47

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through December 31, 2024, our Board of Directors has authorized the repurchase of $2.6 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of December 31, 2024, we had repurchased 38.0 million shares at an aggregate purchase price of $1,972.4 million, and had $627.6 million remaining available under the share repurchase program, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2024 through October 31, 2024	67,770	$79.77	67,770	$709.1
November 1, 2024 through November 30, 2024	977,800	$83.34	977,800	$627.6
December 1, 2024 through December 31, 2024	—	$—	—	$627.6
Total	1,045,570	$83.10	1,045,570	$627.6

ITEM 6.	[Reserved]

Not applicable.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 21

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Item 1, Item 1A, and Item 8 of this Annual Report on Form 10-K. In addition, refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023 for our discussion and analysis comparing financial condition and results of operations from 2023 to 2022.

OVERVIEW

As a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products, our mission is to connect active people with their passions. We provide our products through our four brands: Columbia, SOREL, Mountain Hardwear, and prAna; and two major product categories: apparel, accessories and equipment products and footwear products. Apparel, accessories and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in more than 110 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

ACCELERATE Growth Strategy

As part of our strategic priorities, in October 2024, we announced the Columbia brand ("Brand") ACCELERATE Growth Strategy. At its core, the ACCELERATE Growth Strategy is intended to elevate the Brand to target a younger and more active consumer. It is a multi-year initiative centered around several consumer-centric shifts to the Brand, product and marketplace strategies, as well as enhanced ways of working. We believe successful execution of the ACCELERATE Growth Strategy can elevate the Brand and drive profitable growth. Through the ACCELERATE Growth Strategy, we will focus on achieving the following objectives:
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

Profit Improvement Program

Concurrent with the ACCELERATE Growth Strategy, we continue to make progress on our multi-year Profit Improvement Program to accelerate profitable growth and improve the efficiency of our operations. In 2024, we focused on four areas of cost reduction and realignment, including:
•operational cost savings;
•organizational cost savings;
•operating model improvements; and
•indirect, or non-inventory, spending.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 22

In 2024, our Profit Improvement Program delivered approximately $90 million in realized cost savings, net of approximately $3 million to $4 million of severance and other costs.

While this program has meaningfully slowed SG&A spending growth, it has not been enough to align our cost structure with current sales levels. With this in mind, we are expanding the review of our cost structure as we pursue additional savings and enhance profitability. As we expand the program, our objectives include exceeding our previously stated goal of achieving $125 to $150 million in annualized savings by 2026 and positioning the Company to achieve SG&A expense leverage and operating margin expansion in future years.

Business Environment and Trends

Heightened Geopolitical Risk | We sell our products in more than 110 countries and our ability to sell, import into and produce in certain markets may be impacted by ongoing geopolitical tensions. We believe these tensions will remain elevated, and will continue to manifest themselves in certain regions where we operate.

Changing U.S. Regulatory Environment | We are headquartered in the U.S. and are subject to the laws and regulations governing companies operating in the U.S. The recent U.S. presidential administration change may impact us in several respects, including in the areas of taxes and tariffs. With respect to tariffs, tariffs have long been built into apparel and footwear pricing and we attempt to minimize the impact felt by consumers through diversification of our source base and product engineering. To that end, we expect less than 3 percent of our finished products imported into the U.S. in 2025, by dollar value, will be manufactured in China. To the extent broad-based tariffs are imposed by the U.S. that impact a larger percentage of our source base, we may choose to raise prices to offset the increase in our cost of goods sold. Tariffs can also have an impact outside of expenses incurred by the Company or prices to consumers; they could impact the demand for our products as consumers weigh discretionary spending or even impact the availability of certain sourcing regions. Retaliatory measures may also increase and impact our ability to compete in other regions of the world.

Increasing U.S. Competitive Environment and Evolving U.S. Consumer Trends | We believe our competition in the historical U.S. outdoor and active apparel and footwear market has increased as many brands have shifted their strategies and new parties have entered the marketplace to capitalize on the emergence of casual and lifestyle trends. The versatility of casual and lifestyle products provides consumers the ability to use these products in a variety of settings, including outdoor activities. We believe the successful implementation of our strategic priorities, including the Columbia brand ACCELERATE Growth Strategy, will enable us to better compete in this evolved U.S. marketplace in the future.

Evolving North America Omni-channel Strategy | As part of the Columbia brand ACCELERATE Growth Strategy, we are approaching the North America marketplace with an omni-channel perspective and evaluating how, when, and where we utilize promotions across all channels to attract different consumer segments. We intend to retain our historical value-oriented consumers while attracting younger and more active consumers to the Columbia brand.

During 2024, we shifted our marketing strategies for the Columbia brand's U.S. DTC e-commerce business to become less promotional, in order for Columbia.com to represent the best expression of the Brand. In our DTC brick-and-mortar business, we are opening a small number of branded stores in high-traffic shopping malls in North America. These new branded stores feature elevated product assortments that showcase Columbia’s apparel and footwear innovations. These stores will join the hundreds of Columbia branded stores that raise the image of the Brand in important international markets. Within our U.S. wholesale business, we implemented pricing, promotional and segmentation strategies which are also intended to elevate the positioning of the Brand in the marketplace.

While we expand the Columbia brand's target consumer, we intend to continue serving our core consumer base that is focused primarily on value. To capture demand associated with value-oriented consumers, we have increasingly relied on our fleet of DTC brick-and-mortar outlet stores. We believe general economic uncertainty in the U.S. and Canada is particularly impactful to these value-oriented consumers.

Normalizing Inventory Levels in the U.S. | In 2024 we operated numerous temporary clearance locations in the U.S. to move through excess inventory in a way that provided stronger financial returns to the Company in comparison to wholesale closeout sales channel alternatives and that had a less disruptive impact in the marketplace. As we exited 2024, our inventories were down 7% for the year and we plan to rapidly close our temporary clearance locations now that our inventories are in a healthier position. We also believe wholesale partners are entering 2025 with cleaner inventory levels. We expect these changes in inventory in the market will support expansion of the Company's gross margin in 2025.

Changing International Consumer Trends | We believe consumers in many international markets have adjusted their shopping habits. In China, the outdoor apparel and footwear market has expanded, driven, in part, by governmental efforts to stimulate outdoor recreation. In Japan, the weakness of the Japanese Yen has contributed to an influx of international tourism which has benefited consumer demand, while
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 23

domestic consumption has been soft due to inflationary pressures. Despite economic and geopolitical challenges in many other international markets, the outdoor apparel and footwear industry has been resilient and demand for our products has been healthy. We expect most of our international businesses to continue to grow in 2025, despite currency pressures.

Supply Chain Disruptions | Continuing Red Sea disruptions resulted in longer inbound transit times for Fall 2024 inventory. With pressure on key trade lanes, we expect inbound transit times to be elevated until the resolution of this conflict, which should result in reduced transit times and more favorable transit pricing.

Seasonality | Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2024, over 60% of our net sales and over 90% of our operating income were realized in the second half of the year.

RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Part II, Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measure
To supplement financial information reported in accordance with accounting principles generally accepted in the U.S. ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in foreign currency exchange rates against the U.S. dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into U.S. dollars at the exchange rates that were in effect during the comparable period of the prior year. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measure useful by reviewing our net sales results without the volatility in foreign currency exchange rates. This non-GAAP financial measure also facilitates management's internal comparisons to our historical net sales results and comparisons to competitors' net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP.

The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP below.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 24

Results of Operations — Consolidated

The following table presents the items in our Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Year Ended December 31,
(in thousands, except for percentage of net sales and per share amounts)	2024		2023
Net sales	$3,368,582	100.0%	$3,487,203	100.0%
Cost of sales	1,677,497	49.8%	1,757,271	50.4%
Gross profit	1,691,085	50.2%	1,729,932	49.6%
Selling, general and administrative expenses	1,443,906	42.9%	1,416,313	40.6%
Impairment of goodwill	—	—%	25,000	0.7%
Net licensing income	23,562	0.7%	21,665	0.6%
Operating income	270,741	8.0%	310,284	8.9%
Interest income, net	27,703	0.8%	13,687	0.4%
Other non-operating income (expense), net	(257)	—%	2,221	0.1%
Income before income tax	298,187	8.8%	326,192	9.4%
Income tax expense	74,914	2.2%	74,792	2.1%
Net income	$223,273	6.6%	$251,400	7.3%

Diluted earnings per share	$3.82		$4.09
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 25

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$2,917,678	$10,521	$2,928,199	$2,935,145	(1)%	—%
SOREL	238,266	(257)	238,009	336,688	(29)%	(29)%
prAna	104,087	6	104,093	113,623	(8)%	(8)%
Mountain Hardwear	108,551	477	109,028	101,747	7%	7%
Total	$3,368,582	$10,747	$3,379,329	$3,487,203	(3)%	(3)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$2,687,174	$8,048	$2,695,222	$2,676,597	—%	1%
Footwear	681,408	2,699	684,107	810,606	(16)%	(16)%
Total	$3,368,582	$10,747	$3,379,329	$3,487,203	(3)%	(3)%

Channel Net Sales:
Wholesale	$1,734,358	$2,062	$1,736,420	$1,874,003	(7)%	(7)%
Direct-to-consumer	1,634,224	8,685	1,642,909	1,613,200	1%	2%
Total	$3,368,582	$10,747	$3,379,329	$3,487,203	(3)%	(3)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales decrease primarily reflected lower wholesale net sales in the U.S. and Canada, partially offset by strength in international markets, as compared to 2023. The declines in wholesale net sales were driven by lower Spring and Fall 2024 orders, resulting from retailer cautiousness, including the transition of products to non-PFAS chemistry and a change in promotional practices, and a difficult competitive environment throughout the year, primarily in the U.S and Canada. Internationally, our net sales growth was broad-based across many markets within our LAAP and EMEA regions. We believe international net sales growth was attributable to the execution of our business strategies, as well as to the benefit of certain trends and/or factors favorably impacting the outdoor apparel and footwear sector.

DTC net sales increased, reflecting growth in our brick-and-mortar business from temporary clearance locations and new stores, partially offset by declines in our e-commerce business, compared to 2023. The declines in e-commerce net sales have resulted from softness in the U.S. and Canada throughout the year, which we attribute to a challenging environment and increased competition within the outdoor lifestyle category, and our decision to de-emphasize promotions on Columbia.com as part of the Brand's ACCELERATE Growth Strategy.

Gross Profit. Gross profit is summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages and basis points)	2024	2023	Change
Gross profit	$1,691,085	$1,729,932	$(38,847)	(2)%
Gross margin	50.2%	49.6%	60 bps

Gross margin expanded primarily due to the following factors:
•favorable inbound freight costs; and
•favorable region and channel net sales mix; partially offset by
•unfavorable decrease in channel profitability reflecting higher clearance and promotional activity.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 26

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses are summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages and basis points)	2024	2023	Change
Selling, general and administrative expenses	$1,443,906	$1,416,313	$27,593	2%
Selling, general and administrative expenses as percent of net sales	42.9%	40.6%	230 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $40.5 million, reflecting higher DTC brick-and-mortar expenses, including costs associated with new stores and temporary clearance locations and personnel expenses;
•higher incentive compensation, reflecting higher performance against target as compared to 2023; partially offset by
•lower supply chain expenses of $28.7 million, reflecting decreased global distribution center expenses resulting from more normalized inventory levels and supply chain optimization efforts; and
•lower demand creation expenses, primarily reflecting decreased net sales.

Impairment of Goodwill. For the year ended December 31, 2024, there were no impairment charges recorded for goodwill. For the year ended December 31, 2023, we recognized $25.0 million of impairment charges related to goodwill attributable to the prAna reporting unit resulting from our annual fourth quarter impairment testing.

Refer to our Critical Accounting Estimates below for further information regarding impairments.

Interest Income, Net. Interest income, net is summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages)	2024	2023	Change
Interest income, net	$27,703	$13,687	$14,016	102%
Interest income, net as a percent of net sales	0.8%	0.4%

Interest income, net, increased primarily reflecting higher yields on increased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages)	2024	2023	Change
Income tax expense	$74,914	$74,792	$122	—%
Effective income tax rate	25.1%	22.9%

Income tax expense increased to $74.9 million for the year ended December 31, 2024 from $74.8 million for 2023. Our effective tax rate was 25.1% for the year ended December 31, 2024 compared to 22.9% for 2023. For the year ended December 31, 2024, our effective tax rate included a non-recurring expense related to a valuation allowance. For the year ended December 31, 2023, our effective income tax rate included a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction and a non-recurring foreign tax benefit.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 27

Results of Operations — Segment

Segment operating income includes net sales, cost of sales, segment SG&A expenses, and other segment items for each of our four reportable segments. For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments. Refer to Note 16 in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net sales by reportable segment are summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentage changes)	Reported Net Sales 2024	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2024 (1)	Reported Net Sales 2023	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	2,068,228	—	2,068,228	2,241,437	(8)%	(8)%
LAAP	560,706	13,715	574,421	519,754	8%	11%
EMEA	511,778	(5,300)	506,478	469,237	9%	8%
Canada	227,870	2,332	230,202	256,775	(11)%	(10)%
	$3,368,582	$10,747	$3,379,329	$3,487,203	(3)%	(3)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Year Ended December 31,
(in thousands)	2024	2023	Change
U.S.	$356,722	$415,731	$(59,009)
LAAP	77,008	61,824	15,184
EMEA	103,486	98,943	4,543
Canada	47,797	55,599	(7,802)
Total segment operating income	585,013	632,097	(47,084)
Unallocated corporate expenses	(314,272)	(321,813)	7,541
Operating income	$270,741	$310,284	$(39,543)

U.S.

U.S. segment operating income decreased $59.0 million to $356.7 million, or 17.2% of net sales, in 2024 from $415.7 million, or 18.5% of net sales, in 2023. The decrease was driven primarily by decreased net sales and gross profit, partially offset by lower segment SG&A expenses and other segment items. U.S. net sales decreased $173.2 million, or 8%, in 2024, compared to 2023, driven primarily by decreased net sales in our U.S. wholesale business. The declines in wholesale net sales were driven by lower Spring and Fall 2024 orders, resulting from retailer cautiousness, including the transition of products to non-PFAS chemistry and a change in promotional practices, and a difficult competitive environment throughout the year. DTC net sales also decreased driven by lower e-commerce net sales, partially offset by net sales growth from our brick-and-mortar business. The declines in e-commerce net sales were attributable to a challenging e-commerce environment for outdoor brands, increased competition within the outdoor lifestyle category, and our decision to de-emphasize promotions on Columbia.com as part of the Brand's ACCELERATE Growth Strategy. The increases in brick-and-mortar net sales were primarily driven by temporary clearance locations and new stores for the year ended December 31, 2024. U.S. segment SG&A expenses and other segment items increased as a percentage of net sales to 31.9% in 2024 compared to 30.1% in 2023, primarily driven by fixed SG&A expenses and decreased net sales. In total, U.S. segment SG&A expenses and other segment items decreased for the year ended December 31, 2024 compared to 2023, primarily driven by lower supply chain expenses resulting from more normalized inventory levels and our Profit Improvement Program, including supply chain optimization efforts.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 28

LAAP

LAAP segment operating income increased $15.2 million to $77.0 million, or 13.7% of net sales, in 2024 from $61.8 million, or 11.9% of net sales, in 2023. The increase was driven primarily by increased net sales and gross profit. LAAP net sales increased $41.0 million, or 8% (11% constant-currency), in 2024, compared to 2023. Increased LAAP net sales were primarily driven by our China, LAAP distributor, and, to a lesser extent, our Japan businesses, partially offset by declines in our Korea business. Increased net sales in our China business reflected continued strong consumer demand, aided by positive outdoor category trends. Increased net sales in our LAAP distributor business reflected growth in our Fall 2024 and Spring 2025 orders as compared to the same period in the prior year. Increased net sales in our Japan business were driven by strong demand from increased international tourism, which was largely offset by unfavorable foreign currency translation compared to the same period in the prior year. Decreased net sales in our Korea business reflected a continued challenging environment and increased competition within the outdoor lifestyle category. LAAP segment SG&A expenses and other segment items decreased as a percentage of net sales to 42.1% in 2024, compared to 44.4% in 2023, primarily driven by increased net sales. In total, LAAP segment SG&A expenses and other segment items increased for the year ended December 31, 2024 compared to 2023.

EMEA

EMEA segment operating income increased $4.5 million to $103.5 million, or 20.2% of net sales, in 2024 from $98.9 million, or 21.1% of net sales, in 2023. The increase was driven primarily by increased net sales and gross profit. EMEA net sales increased $42.5 million, or 9% (8% constant-currency), in 2024, compared to 2023, primarily driven by our Europe-direct business. Increased net sales in our Europe-direct business were driven by robust demand within our DTC brick-and-mortar and e-commerce businesses for the year ended December 31, 2024. Our Europe-direct wholesale business realized a modest increase in net sales reflecting retailer cautiousness. Increased net sales in our EMEA distributor business reflected growth in our Fall 2024 and Spring 2025 orders as compared to the same period in 2023. EMEA segment SG&A expenses and other segment items increased in total and as a percentage of net sales to 28.1% in 2024 compared to 26.8% in 2023.

Canada

Canada segment operating income decreased $7.8 million to $47.8 million, or 21.0% of net sales, in 2024 from $55.6 million, or 21.7% of net sales, in 2023. This decrease was primarily driven by lower net sales and gross profit. Canada net sales decreased $28.9 million, or 11% (10% constant-currency), in 2024, compared to 2023, driven primarily by decreased net sales in our Canada wholesale business. Decreased net sales in our wholesale business primarily reflected lower Spring and Fall 2024 orders, resulting from retailer cautiousness and a difficult competitive environment throughout the year. DTC net sales decreased, driven by lower net sales in our Canada e-commerce business, partially offset by an increase in our Canada brick-and-mortar business. Canada segment SG&A expenses and other segment items increased as a percentage of net sales to 29.1% in 2024 compared to 25.9% in 2023, primarily as a result of fixed expenses and decreased net sales. In total, Canada segment SG&A expenses and other segment items were flat for the year ended December 31, 2024 compared to 2023.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $7.5 million to $314.3 million in 2024 from $321.8 million in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents, short-term investments, and available committed credit lines. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 29

Cash Flow Activities

Cash flows are summarized in the following table:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$491,042	$636,297	$(145,255)
Investing activities	87,334	(461,819)	549,153
Financing activities	(386,239)	(254,789)	(131,450)
Net effect of exchange rate changes on cash	(10,587)	389	(10,976)
Net increase (decrease) in cash and cash equivalents	$181,550	$(79,922)	$261,472

The change in cash flows provided by operating activities was driven by a $86.1 million decrease in cash provided by changes in assets and liabilities, as well as a $59.2 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories, Accounts receivable and Accounts payable. The $244.7 million decrease in cash provided by Inventories was primarily driven by inventory liquidation efforts throughout 2023 and 2024. The $135.6 million decrease in cash provided by Accounts receivable reflected cash provided of $123.8 million for the year ended December 31, 2023, primarily driven by a higher portion of fourth quarter wholesale sales collected in 2023 compared to the same period in 2022, as well as cash used of $11.8 million for the year ended December 31, 2024, primarily driven by a lower portion of fourth quarter wholesale sales collected in 2024 as compared to the same period in 2023. These amounts were partially offset by the $241.0 million decrease in cash used in Accounts payable, reflecting cash used of $85.9 million for the year ended December 31, 2023, primarily resulting from the earlier production of and payment for Spring 2024 and Fall 2024 inventory, as well as cash provided of $155.0 million for the year ended December 31, 2024, primarily resulting from the timing of inventory receipts and related payments, including a reduction in the use of early payments and extension of payment terms with certain vendors.

Net cash provided by investing activities was $87.3 million for 2024, compared to $461.8 million of cash used in investing activities for 2023. For 2024, net cash provided by investing activities consisted of $816.2 million in cash provided by sales and maturities of short-term investments, partially offset by $669.1 million in cash used for purchases of short-term investments and $59.8 million for capital expenditures. For 2023, net cash used in investing activities consisted of $528.5 million in cash used for purchases of short-term investments and $54.6 million for capital expenditures, partially offset by $121.3 million in cash provided by sales and maturities of short-term investments.

Net cash used in financing activities was $386.2 million for 2024 compared to $254.8 million for 2023. For 2024, net cash used in financing activities primarily consisted of repurchases of common stock of $317.8 million and dividend payments to our shareholders of $69.7 million. For 2023, net cash used in financing activities primarily consisted of repurchases of common stock of $184.0 million and dividend payments to our shareholders of $73.4 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of December 31, 2024, we had cash and cash equivalents of $531.9 million and short-term investments of $283.6 million, compared to $350.3 million and $414.2 million, respectively, as of December 31, 2023.

Domestic Credit Facility

As of December 31, 2024, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility. Refer to Note 6 in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our domestic credit facility.

International Credit Facility

As of December 31, 2024, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.6 million). There was no balance outstanding under the facility.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 30

Other Sources

As of December 31, 2024, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$101.8 million. There were no balances outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of December 31, 2024, our inventory balance decreased to $690.5 million, compared to $746.3 million as of December 31, 2023, driven by a reduction in current season and carryover inventory resulting from lower inventory buys, as well as the use of our outlet stores and temporary clearance locations to profitably sell excess merchandise. We believe older season inventories represent a manageable portion of our total inventory mix.

We have planned 2025 capital expenditures of approximately $60 to $80 million. This includes investments in our DTC operations, including new stores and supply chain and digital capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction.

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

Other cash commitments

The following table presents our estimated significant contractual commitments that will require use of funds:

	Year Ended December 31,
(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Inventory purchase obligations	$473,029	$—	$—	$—	$—	$—	$473,029
Operating lease obligations (1)	94,523	91,054	79,911	70,783	53,899	133,955	524,125
Tax Cuts and Jobs Act transition tax obligations	13,281	—	—	—	—	—	13,281
(1) Refer to Operating Leases in Note 8 in Part II, Item 8 of this Annual Report on Form 10-K.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 31

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies and estimates. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Our critical accounting policies and estimates relate to sales reserves, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes.

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

Sales Reserves

The amount of consideration we receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected sales returns and miscellaneous claims from customers and record sales reserves to reduce Net sales. As of December 31, 2024, our sales-related reserves were $96.9 million compared to $103.9 million as of December 31, 2023. The most significant variable affecting these reserve balances is sales levels. As a percentage of Net sales, the sales reserves balances were 2.9% as of December 31, 2024 compared to 3.0% as of December 31, 2023. The reserve for returns from customers or consumers is the component of our sales-related reserves most susceptible to estimation uncertainty. These estimates are based on 1) historical rates of product returns and claims; and 2) events and circumstances that indicate changes to such historical rates are warranted, such as our customers' inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, we record an adjustment to Net sales in the period in which such determination was made.

Excess, Close-Out and Slow-Moving Inventory

We make ongoing estimates of potential excess, close-out or slow-moving inventory. We evaluate our inventory on hand to identify excess, close-out or slow-moving inventory by contemplating our purchasing plans, sales forecasts, historical liquidation experience, and the level and composition of inventory from current and prior seasons that remains unsold and establish provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value. Provisions are established when necessary in the period in which we make such a determination. As of December 31, 2024, our inventory provisions reduced gross inventory by $20.4 million compared to $23.3 million as of December 31, 2023. The level of estimated excess inventory as of December 31, 2024 decreased, reflecting the use of our outlet stores and temporary clearance locations to profitably sell excess merchandise.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment, lease right-of-use ("ROU") assets, and capitalized implementation costs for cloud computing arrangements are evaluated for impairment only when events or circumstances indicate the carrying value may not be recoverable. Our retail store fleet long‐lived assets are generally evaluated at the retail location level. Events that result in an impairment review of a retail location include plans to close a retail location or a significant decrease in the operating results of the retail location. When such an indicator occurs, we evaluate the retail location long‐lived asset or asset group for impairment by comparing the undiscounted future cash flows expected to be generated by the location to the location long‐lived asset group’s carrying amount. If the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset or asset group. An impairment is recorded if the fair value of the asset or asset group is less than the carrying amount.

During 2024, we tested certain long-lived assets consisting of property, plant, and equipment and lease ROU assets for impairment at certain underperforming retail locations. For the years ended December 31, 2024 and 2023, impairment charges from underperforming retail stores were not material. Further declines in projected future performance may adversely affect the recovery of retail location assets.

Indefinite-Lived Intangible Assets and Goodwill

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 32

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

In the impairment tests for trademarks, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks are estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. At December 31, 2024, the carrying value of indefinite-lived intangible assets was $79.2 million, of which $51.8 million was attributed to prAna's trademark. In our 2024 impairment test, the fair value of prAna's trademark exceeded its carrying value by approximately 33% as of the measurement date and, therefore, no impairment was recognized. As part of our evaluation, we performed a sensitivity analysis on the trademark impairment model. A 300 basis point decline in the compound annual growth rate for net sales assumed over the first eight years would reduce the excess of fair value over the carrying amount to approximately 12%. Separately, a 100 basis point increase in the assumed discount rate would reduce the excess of the fair value over the carrying value to approximately 22%. A separate 50 basis point decline in the assumed royalty rate would reduce the excess of fair value over the carrying amount to approximately 21%. In our 2023 impairment test, we determined that the prAna brand's trademark was not impaired. In our 2022 impairment test, we determined that the prAna brand's trademark was impaired and we recognized a $18.7 million impairment charge for the year ended December 31, 2022.

In the impairment test for goodwill, we compare the estimated fair value of the reporting unit with the carrying amount of that reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, we calculate an impairment as the excess of carrying amount over the estimate of fair value. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market-based valuation methods, as appropriate. At December 31, 2024, the carrying value of goodwill was $26.7 million, of which $12.3 million was attributed to the prAna reporting unit. In our 2024 impairment test, the fair value of the prAna reporting unit exceeded its carrying value by approximately 23% as of the measurement date and, therefore, no impairment was recognized. As part of our evaluation, we performed a sensitivity analysis on the goodwill impairment model. A 300 basis point decline in the compound annual growth rate for net sales assumed over the first eight years would reduce the excess of fair value over the carrying amount to approximately 8%. Separately, a 100 basis point increase in the assumed discount rate would reduce the excess of the fair value over the carrying value to approximately 15%. In our 2023 and 2022 impairment tests, we determined that prAna goodwill was impaired and we recognized a $25.0 million and $16.9 million impairment charge for the years ended December 31, 2023 and December 31, 2022, respectively.

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
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 33

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

In the normal course of business, our financial position, results of operations, and cash flows are subject to a variety of risks, including risks associated with global financial and capital markets, primarily currency exchange rate risk and, to a lesser extent, interest rate risk. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. We do not engage in speculative trading in any financial or capital market.

FOREIGN EXCHANGE RISK

Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euro, Canadian dollar, Japanese yen, Chinese renminbi, or Korean won as their functional currency. We also mitigate changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated sales for subsidiaries that use U.S. dollar and European euro as their functional currency. We manage this risk primarily by using currency forward contracts. Additionally, we hedge net balance sheet exposures related primarily to non-functional currency denominated monetary assets and liabilities using foreign currency forward contracts in European euro, Japanese yen, Canadian dollar, Swiss franc, Chinese renminbi, Korean won, British pound sterling, Danish krone, Norwegian krone, Polish zloty, Swedish krona and Czech koruna. Non-functional currency denominated monetary assets and liabilities consist of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans and dividends.

The net fair value of our derivative contracts was favorable by $32.0 million as of December 31, 2024. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, renminbi, won, pound sterling, krone, zloty, krona and koruna against the U.S. dollar would have resulted in the net fair value declining by approximately $63.5 million as of December 31, 2024. Changes in fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

INTEREST RATE RISK

Our negotiated credit facilities generally charge interest based on a benchmark rate such as the secured overnight financing rate. Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. As of December 31, 2024, no balance was outstanding under our credit facilities.

COMMODITY PRICE RISK

We are exposed to market risk for the pricing of the raw materials used to manufacture our products. These raw materials are purchased directly by our contract manufacturers.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 34

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Columbia Sportswear Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets, Net – prAna Trademark– Refer to Notes 2 and 5 to the consolidated financial statements
Critical Audit Matter Description

The Company has trademarks and trade names (“trademarks”) that are indefinite-lived intangible assets. As of December 31, 2024, the carrying value of the Intangible assets, net was $79.2 million, of which $51.8 million was attributed to prAna’s trademark. The Company used the relief from royalty method to estimate fair value, which requires management to make significant estimates and assumptions related to projected net sales and royalty rate.

Auditing management’s estimates and assumptions related to projected net sales and the royalty rate for prAna involved especially subjective judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions related to projected net sales and royalty rate for the prAna trademark valuation included the following, among others:
•We tested the effectiveness of controls over intangible assets, including those over the forecasts of future net sales and selection of the royalty rate.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 36

•We evaluated management’s ability to accurately forecast future net sales by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s net sales forecasts by comparing the forecasts to:
◦Historical net sales.
◦Forecasted information included in the Company's press release as well as in analyst and industry reports for the Company and certain of its peer companies.
•To evaluate the reasonableness of the royalty rate we:
◦Developed a range of independent estimates and compared those to the royalty rate selected by management.
◦Tested the source information underlying the determination of the royalty rate selected by management and compared to royalty agreements of comparable companies.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 27, 2025

We have served as the Company’s auditor since at least 1994; however, an earlier year could not be reliably determined.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Columbia Sportswear Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 27, 2025
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 38

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$531,869	$350,319
Short-term investments	283,608	414,185
Accounts receivable, net of allowance of $4,789 and $5,450 respectively	417,539	423,079
Inventories	690,515	746,288
Prepaid expenses and other current assets	85,051	80,814
Total current assets	2,008,582	2,014,685
Property, plant and equipment, net	282,908	287,281
Operating lease right-of-use assets	399,669	357,295
Intangible assets, net	79,221	79,908
Goodwill	26,694	26,694
Deferred income taxes	104,203	105,574
Other non-current assets	73,988	67,576
Total assets	$2,975,265	$2,939,013
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$385,695	$235,927
Accrued liabilities	273,330	272,058
Operating lease liabilities	75,857	71,086
Income taxes payable	31,663	17,556
Total current liabilities	766,545	596,627
Non-current operating lease liabilities	373,328	336,772
Income taxes payable	13,176	25,688
Deferred income taxes	310	66
Other long-term liabilities	41,867	41,250
Total liabilities	1,195,226	1,000,403
Commitments and contingencies (Note 11)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 56,245 and 59,996 issued outstanding, respectively	—	—
Retained earnings	1,843,261	1,984,446
Accumulated other comprehensive loss	(63,222)	(45,836)
Total shareholders' equity	1,780,039	1,938,610
Total liabilities and shareholders' equity	$2,975,265	$2,939,013

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 39

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net sales	$3,368,582	$3,487,203	$3,464,152
Cost of sales	1,677,497	1,757,271	1,753,074
Gross profit	1,691,085	1,729,932	1,711,078
Selling, general and administrative expenses	1,443,906	1,416,313	1,304,394
Impairment of goodwill and intangible assets	—	25,000	35,600
Net licensing income	23,562	21,665	22,020
Operating income	270,741	310,284	393,104
Interest income, net	27,703	13,687	2,713
Other non-operating income (expense), net	(257)	2,221	1,593
Income before income tax	298,187	326,192	397,410
Income tax expense	74,914	74,792	85,970
Net income	$223,273	$251,400	$311,440

Earnings per share:
Basic	$3.83	$4.11	$4.96
Diluted	$3.82	$4.09	$4.95
Weighted average shares outstanding:
Basic	58,333	61,232	62,754
Diluted	58,502	61,424	62,970

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 40

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$223,273	$251,400	$311,440
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $20, $46, and $0, respectively)	(61)	145	—
Change in derivative transactions (net of tax effects of $(5,963), $6,662, and $(4,358), respectively)	19,705	(18,101)	11,876
Foreign currency translation adjustments (net of tax effects of $(385), $285, and $218, respectively)	(37,030)	2,757	(38,137)
Other comprehensive loss	(17,386)	(15,199)	(26,261)
Comprehensive income	$205,887	$236,201	$285,179

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 41

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$223,273	$251,400	$311,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,944	58,063	54,752
Non-cash lease expense	77,378	68,989	62,647
Provision for uncollectible accounts receivable	2,555	3,142	(2,044)
Deferred income taxes	(6,204)	(5,135)	(8,118)
Share-based compensation	24,777	23,051	21,021
Loss on impairment of goodwill and intangible assets	—	25,000	35,600
Other, net	(11,002)	1,374	2,594
Changes in operating assets and liabilities:
Accounts receivable	(11,803)	123,830	(64,495)
Inventories	39,131	283,826	(399,851)
Prepaid expenses and other current assets	6,792	29,840	(25,749)
Other assets	(710)	(3,148)	(2,475)
Accounts payable	155,176	(85,862)	40,429
Accrued liabilities	8,815	(62,239)	20,683
Income taxes payable	1,991	(8,800)	(5,871)
Operating lease assets and liabilities	(78,627)	(73,718)	(62,749)
Other liabilities	3,556	6,684	(3,055)
Net cash provided by (used in) operating activities	491,042	636,297	(25,241)
Cash flows from investing activities:
Purchases of short-term investments	(669,093)	(528,491)	(44,876)
Sales and maturities of short-term investments	816,232	121,279	176,083
Capital expenditures	(59,805)	(54,607)	(58,467)
Net cash provided by (used in) investing activities	87,334	(461,819)	72,740
Cash flows from financing activities:
Proceeds from credit facilities	—	837	52,918
Repayments on credit facilities	—	(837)	(52,979)
Payment of line of credit issuance fees	—	—	(604)
Proceeds from issuance of common stock related to share-based compensation	6,120	7,354	6,588
Tax payments related to share-based compensation	(4,871)	(4,681)	(4,229)
Repurchase of common stock	(317,756)	(184,022)	(287,443)
Cash dividends paid	(69,732)	(73,440)	(75,082)
Net cash used in financing activities	(386,239)	(254,789)	(360,831)
Net effect of exchange rate changes on cash	(10,587)	389	(19,831)
Net increase (decrease) in cash and cash equivalents	181,550	(79,922)	(333,163)
Cash and cash equivalents, beginning of period	350,319	430,241	763,404
Cash and cash equivalents, end of period	$531,869	$350,319	$430,241
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$76,104	$90,507	$92,110
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$10,735	$10,125	$11,103
See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 42

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2021	65,164	$—	$1,993,628	$(4,376)	$1,989,252
Net income	—	—	311,440	—	311,440
Other comprehensive loss	—	—	—	(26,261)	(26,261)
Cash dividends ($1.20 per share)	—	—	(75,082)	—	(75,082)
Issuance of common stock related to share-based compensation, net	210	2,359	—	—	2,359
Share-based compensation expense	—	21,021	—	—	21,021
Repurchase of common stock	(3,235)	(10,688)	(276,252)	—	(286,940)
Balance, December 31, 2022	62,139	12,692	1,953,734	(30,637)	1,935,789
Net income	—	—	251,400	—	251,400
Other comprehensive loss	—	—	—	(15,199)	(15,199)
Cash dividends ($1.20 per share)	—	—	(73,440)	—	(73,440)
Issuance of common stock related to share-based compensation, net	235	2,673	—	—	2,673
Share-based compensation expense	—	23,051	—	—	23,051
Repurchase of common stock	(2,378)	(36,774)	(147,248)	—	(184,022)
Excise taxes related to repurchase of common stock	—	(1,642)	—	—	(1,642)
Balance, December 31, 2023	59,996	—	1,984,446	(45,836)	1,938,610
Net income	—	—	223,273	—	223,273
Other comprehensive loss	—	—	—	(17,386)	(17,386)
Cash dividends ($1.20 per share)	—	—	(69,732)	—	(69,732)
Issuance of common stock related to share-based compensation, net	211	1,249	—	—	1,249
Share-based compensation expense	—	24,777	—	—	24,777
Repurchase of common stock	(3,962)	(23,030)	(294,726)	—	(317,756)
Excise taxes related to repurchase of common stock	—	(2,996)	—	—	(2,996)
Balance, December 31, 2024	56,245	$—	$1,843,261	$(63,222)	$1,780,039

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 43

Table of Contents Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 44

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

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. The Company's significant estimates relate to sales reserves, excess, close-out and slow-moving inventory, impairment of long-lived assets, impairment of indefinite-lived intangible assets and goodwill, and income taxes.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include short-term highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with original maturities of three months or less. As of December 31, 2024 and 2023, Cash and cash equivalents consisted of cash, money market funds, United States ("U.S.") government treasury bills, and time deposits.

INVESTMENTS

As of December 31, 2024 and 2023, Short-term investments consisted of U.S. government treasury bills, as well as money market funds and mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. The U.S. government treasury bills are classified as available-for-sale securities and are recorded at fair value with any unrealized gains or losses reported, net of tax, in Other comprehensive income (loss). Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any gains and losses included in Selling, general and administrative expenses ("SG&A expenses").

As of December 31, 2024 and 2023, long-term investments included in Other non-current assets consisted of money market funds and mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. These investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next twelve months. These investments are classified as trading securities and are recorded at fair value with gains and losses reported as SG&A expenses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains an allowance for estimated credit losses resulting from the inability of the Company's customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 45

Table of Contents Notes to Consolidated Financial Statements
creditworthiness, historical levels of credit losses, and future expectations. Write-offs of accounts receivable were $2.5 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.

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

CLOUD COMPUTING ARRANGEMENTS

The Company’s cloud computing arrangements that are service contracts ("CCAs") primarily relate to various enterprise resource planning systems, as well as other supporting systems. Implementation costs associated with CCAs are capitalized ("CCA assets") when incurred during the application development stage and generally included in Other non-current assets in the Consolidated Balance Sheets. CCA assets are amortized on a straight-line basis over the lesser of their assessed useful lives or the contractual term of the CCA contract, with amortization included in the same financial statement line item in the Consolidated Statements of Operations as the expense for fees in the associated CCA contract. As of December 31, 2024, CCA assets in-service have useful lives which range from approximately one year to six years. As of December 31, 2024 and 2023, CCA assets consisted of capitalized implementation costs of $42.4 million and $38.6 million, respectively and associated accumulated amortization of $28.6 million and $19.8 million, respectively. Changes in these assets are recorded in Other assets within operating activities in the Consolidated Statements of Cash Flows.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment, lease right-of-use ("ROU") assets, and CCA assets are tested for recoverability only when events or circumstances indicate the carrying value may not be recoverable. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether the asset or asset group is recoverable. If the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset or asset group. An impairment is recorded if the fair value of the asset or asset group is less than the carrying amount.

Impairment charges of long-lived assets, if any, are classified as SG&A expenses. During 2024, we tested certain long-lived assets for impairment at certain underperforming retail locations. For the years ended December 31, 2024 and 2023, impairment charges from underperforming retail stores were not material.

DEFINITE-LIVED INTANGIBLE ASSETS

Intangible assets that are determined to have finite lives were amortized using the straight-line method over their estimated useful lives. Intangible assets subject to amortization were fully amortized as of December 31, 2024.

INDEFINITE-LIVED INTANGIBLE ASSETS AND GOODWILL

The Company reviews and tests its indefinite-lived intangible assets and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that it is more likely than not that the fair value of the asset or reporting unit is less than its
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 46

Table of Contents Notes to Consolidated Financial Statements
carrying amount. The Company's intangible assets with indefinite lives consist of trademarks and trade names. In the impairment tests for trademarks and trade names indefinite-lived intangibles, the Company compares the estimated fair value of each asset to its carrying amount. In the impairment test for goodwill, the estimated fair value of the reporting unit is compared with the carrying amount of that reporting unit. For both indefinite-lived intangible assets and goodwill, if the carrying amount exceeds its estimated fair value, the Company recognizes an impairment loss as the excess of carrying amount over the estimate of fair value.

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

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a lease ROU asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term and (3) lease payments.

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

For most lease agreements entered into or reassessed after the adoption of Accounting Standards Codification ("ASC") 842, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 47

Table of Contents Notes to Consolidated Financial Statements
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

Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits relating to uncertain tax positions, including related interest and penalties, classified as current or non-current. The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In making this determination, the Company assumes that the taxing authority will examine the position and that it will have full knowledge of all relevant information. Changes in the Company's assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period the assessment changes.

DERIVATIVES

The effective portion of changes in the fair value of outstanding cash flow hedges is recorded in Accumulated other comprehensive income (loss) until earnings are affected by the hedged transaction, and any ineffective portion is included in earnings. In most cases, amounts recorded in Accumulated other comprehensive income (loss) will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of results from effective hedges is the same as that of the underlying exposure. Results of hedges of product costs are recorded in Cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in Net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications.

FOREIGN CURRENCY TRANSLATION

For the Company's subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities have been translated into U.S. dollars using the exchange rates in effect at period end, and the sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

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
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 48

Table of Contents Notes to Consolidated Financial Statements

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

Shipping and Handling Costs

Fees for shipping and handling activities which are billed to customers and consumers are recorded as Net Sales. The Company has elected to account for shipping and handling activities that occur after a customer has obtained control of a good as fulfillment costs rather than an additional performance obligation. Freight costs associated with the shipment of goods to customers and consumers, including freight costs associated with the transfer of inventory within the Company's distribution network and to the Company's retail stores, are recorded as Cost of sales.
Shipping and handling costs also include costs associated with the handling of inventory and warehousing costs associated with the operation of the Company's owned distribution centers and third-party logistics providers are recorded as SG&A expenses, and were $153.9 million, $183.2 million and $155.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

SHARE-BASED COMPENSATION

Share-based compensation cost is estimated at the grant date based on the award's fair value. For stock options, time-based restricted stock units, and market-based restricted stock units, share-based compensation cost is recognized over the expected requisite service period using the straight-line attribution method. For equity-classified market-based restricted stock units, the probability of achieving the related market condition is incorporated into the grant date fair value. If targets are not met, no compensation cost will be reversed except in the case of award forfeitures. For performance-based restricted stock units, share-based compensation cost is recognized based on the Company's assessment of the probability of achieving the related performance targets. If such targets are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company estimates forfeitures for share-based awards granted, but which are not expected to vest.

ADVERTISING COSTS

Advertising costs, including marketing and demand creation spending, are expensed in the period incurred and are included in SG&A expenses. The Company may reimburse its customers for certain marketing activities at the Company's discretion. The costs for such activities are recorded as advertising costs when the Company has determined a payment is in exchange for a distinct good or service and approximates the fair value of the good or service received. Total advertising expense was $198.7 million, $209.4 million and $205.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 49

Table of Contents Notes to Consolidated Financial Statements
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The Company adopted ASU 2023-07 on a retrospective basis within this Annual Report on Form 10-K. The adoption resulted in enhanced disclosures which can be found within Note 16 of these Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

RECLASSIFICATIONS

Certain amounts in the prior-period financial statements have been reclassified to conform to the current period presentation. Non-cash lease expense is now presented on its own line in the Company's Consolidated Statements of Cash Flows instead of combined with depreciation and amortization. Additionally, loss on disposal or impairment of property, plant and equipment and right-of-use assets is now included in Other, net in the Company's Consolidated Statements of Cash Flows.

NOTE 3 — REVENUES

DISAGGREGATED REVENUE

As disclosed below in Note 16, the Company has four geographic reportable segments: U.S., Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada.

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Year Ended December 31, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,727,076	$437,325	$355,353	$167,420	$2,687,174
Footwear	341,152	123,381	156,425	60,450	681,408
Total	$2,068,228	$560,706	$511,778	$227,870	$3,368,582
Channel net sales
Wholesale	$926,714	$283,751	$388,545	$135,348	$1,734,358
Direct-to-consumer	1,141,514	276,955	123,233	92,522	1,634,224
Total	$2,068,228	$560,706	$511,778	$227,870	$3,368,582

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 50

Table of Contents Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,783,205	$392,690	$319,468	$181,234	$2,676,597
Footwear	458,232	127,064	149,769	75,541	810,606
Total	$2,241,437	$519,754	$469,237	$256,775	$3,487,203
Channel net sales
Wholesale	$1,082,197	$256,423	$373,583	$161,800	$1,874,003
Direct-to-consumer	1,159,240	263,331	95,654	94,975	1,613,200
Total	$2,241,437	$519,754	$469,237	$256,775	$3,487,203

	Year Ended December 31, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,829,389	$354,000	$303,731	$173,911	$2,661,031
Footwear	472,857	119,866	134,823	75,575	803,121
Total	$2,302,246	$473,866	$438,554	$249,486	$3,464,152
Channel net sales
Wholesale	$1,114,337	$225,932	$364,598	$162,773	$1,867,640
Direct-to-consumer	1,187,909	247,934	73,956	86,713	1,596,512
Total	$2,302,246	$473,866	$438,554	$249,486	$3,464,152

PERFORMANCE OBLIGATIONS

For the years ended December 31, 2024, 2023, and 2022 Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of December 31, 2024 and 2023, the Company did not have any contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 51

Table of Contents Notes to Consolidated Financial Statements

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Land and improvements	$32,862	$33,028
Buildings and improvements	226,336	226,510
Machinery, software and equipment	405,909	397,310
Furniture and fixtures	127,366	115,430
Leasehold improvements	184,800	176,731
Construction in progress	15,420	10,202
	992,693	959,211
Less accumulated depreciation	(709,785)	(671,930)
	$282,908	$287,281

Depreciation expense for Property, plant and equipment, net was $55.3 million, $56.4 million, and $53.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 5 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)
Customer relationships	(23,000)	(22,313)
Accumulated amortization	(37,198)	(36,511)
Net carrying amount	—	687
Intangible assets with indefinite lives	79,221	79,221
Intangible assets, net	$79,221	$79,908

Intangible assets subject to amortization were fully amortized as of December 31, 2024. Amortization expense for intangible assets subject to amortization was $0.7 million for the year ended December 31, 2024 and $1.7 million for the years ended December 31, 2023 and 2022.

For the years ended December 31, 2024 and 2023, there was no impairment recorded for intangible assets with indefinite lives. For the year ended December 31, 2022, an impairment charge of $18.7 million was recorded for the impairment of prAna's trademark and trade name (collectively, "trademark"). The impairment of the prAna trademark was determined as part of the annual impairment test. The decline in
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 52

Table of Contents Notes to Consolidated Financial Statements
estimated fair value from the fourth quarter 2021 impairment test reflected a decline in forecasted revenue, a lower estimated royalty rate, and a slightly higher discount rate.

GOODWILL

The following table sets forth the changes in Goodwill.

(in thousands)
Balance as of December 31, 2022
Goodwill	$73,208
Accumulated impairment losses	(21,514)
Carrying value	51,694
Impairment losses during 2023	(25,000)
Balance as of December 31, 2023
Goodwill	73,208
Accumulated impairment losses	(46,514)
Carrying value	26,694
Impairment losses during 2024	—
Balance as of December 31, 2024
Goodwill	73,208
Accumulated impairment losses	(46,514)
Carrying value	$26,694

Substantially all of the Company's goodwill is recorded in the U.S. segment.

For the year ended December 31, 2024, there was no impairment recorded for goodwill. For the years ended December 31, 2023 and 2022, an impairment charge of $25.0 million and $16.9 million was recorded for the impairment of goodwill attributable to the prAna reporting unit, respectively. The impairment of the goodwill attributable to the prAna reporting unit was determined as part of the annual impairment test. For the year ended December 31, 2023, the decline in estimated fair value from the fourth quarter 2022 impairment test reflected an increase in the weighted-average cost of capital used in the discounted cash flow model and lower operating income levels. For the year ended December 31, 2022, the decline in estimated fair value from the fourth quarter 2021 impairment test reflected lower assumed revenue and operating income levels, while the weighted-average cost of capital used in the discounted cash flow model remained relatively unchanged.

NOTE 6 — SHORT-TERM BORROWINGS AND CREDIT LINES

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 53

Table of Contents Notes to Consolidated Financial Statements
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

As of December 31, 2024, the Company was in compliance with all associated covenants. As of December 31, 2024 and 2023, there was no balance outstanding.

INTERNATIONAL CREDIT FACILITY

The Company's European subsidiary has available an unsecured, committed line of credit, which is guaranteed by the Company, and provides for borrowing up to a maximum of €4.4 million (approximately US$4.6 million) as of December 31, 2024, with borrowings to accrue interest at a base rate plus 75 basis points. As of December 31, 2024 and 2023 there was no balance outstanding.

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Sales reserves	$96,857	$103,907
Accrued salaries, bonus, and other benefits	84,270	72,726
Accrued import duties	15,151	18,741
Taxes other than income taxes payable	21,662	18,706
Product warranties	11,267	11,620
Other	44,123	46,358
	$273,330	$272,058

A reconciliation of product warranties is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance at the beginning of the year	$11,620	$13,810	$13,645
Provision for warranty claims	2,132	877	3,627
Warranty claims	(2,215)	(3,075)	(3,163)
Other	(270)	8	(299)
Balance at the end of the year	$11,267	$11,620	$13,810

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 54

Table of Contents Notes to Consolidated Financial Statements

NOTE 8 — LEASES

The components of lease cost consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$93,653	$83,866	$76,650
Variable lease cost	67,459	65,376	63,537
Short term lease cost	10,972	10,117	5,775
	$172,084	$159,359	$145,962
The following table presents supplemental cash flow information related to leases:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$98,620	$85,793	$81,130
Operating lease liabilities arising from obtaining lease ROU assets(1)	$128,605	$83,393	$51,976
(1) Includes amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.

The following table presents supplemental balance sheet information related to leases:

	As of December 31,
	2024	2023
Weighted average remaining lease term	5.79 years	5.45 years
Weighted average discount rate	4.89%	4.42%
The following table presents the future maturities of operating lease liabilities as of December 31, 2024:

(in thousands)
2025	$94,523
2026	91,054
2027	79,911
2028	70,783
2029	53,899
Thereafter	133,955
Total operating lease payments	524,125
Less: imputed interest	(74,940)
Total operating lease liabilities	449,185
Less: current operating lease liabilities	(75,857)
Non-current operating lease liabilities	$373,328

As of December 31, 2024, the Company has additional commitments for operating leases that have not yet commenced of $13.6 million. These leases will commence in 2025 with lease terms of approximately one to ten years.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 55

Table of Contents Notes to Consolidated Financial Statements

NOTE 9 — INCOME TAXES

INCOME TAX PROVISION

Consolidated income from operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S. operations	$83,120	$125,578	$243,695
Foreign operations	215,067	200,614	153,715
Income before income tax	$298,187	$326,192	$397,410

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$32,073	$39,939	$52,503
State and local	8,394	6,879	11,191
Non-U.S.	40,651	33,109	25,615
	81,118	79,927	89,309
Deferred:
Federal	(11,925)	(5,492)	(13,248)
State and local	(1,258)	(1,589)	(710)
Non-U.S.	6,979	1,946	10,619
	(6,204)	(5,135)	(3,339)
Income tax expense	$74,914	$74,792	$85,970

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
(percent of income before tax)	2024	2023	2022
Provision for federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	1.9	1.2	1.6
Non-U.S. income taxed at different rates	(0.5)	(1.4)	(0.4)
Valuation allowance	2.1	—	—
Adjustment to deferred taxes	—	—	0.1
Global intangible low-taxed income	—	0.9	0.1
Research credits	(0.7)	(0.7)	(0.4)
Withholding taxes	0.4	1.0	0.2
Excess tax benefits from share-based compensation plans	0.2	0.1	—
Other	0.7	0.8	(0.6)
Actual provision for income taxes	25.1%	22.9%	21.6%

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 56

Table of Contents Notes to Consolidated Financial Statements
DEFERRED INCOME TAX BALANCES

Significant components of the Company's deferred taxes consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Accruals and allowances	$37,436	$29,585
Lease liabilities	114,079	103,551
Capitalized inventory costs	17,895	20,589
Sales reserves	16,648	16,559
Share-based compensation	10,682	9,166
Net operating loss carryforwards	2,550	1,720
Depreciation and amortization	10,473	20,335
Capitalized research and development expenditures	23,392	17,008
Tax credits	153	860
Other	3,153	2,471
Gross deferred tax assets	236,461	221,844
Valuation allowance	(10,670)	(7,141)
Net deferred tax assets	225,791	214,703
Deferred tax liabilities:
Depreciation and amortization	(3,149)	(879)
Prepaid expenses	(3,216)	(3,315)
Lease ROU assets	(100,475)	(90,756)
Deferred tax liability associated with future repatriations	(7,849)	(11,657)
Foreign currency	(7,209)	(2,588)
Gross deferred tax liabilities	(121,898)	(109,195)
Total net deferred taxes	$103,893	$105,508

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company had foreign net operating loss carryforwards of $12.1 million as of December 31, 2024, of which $11.7 million have a 15-year carryforward period and $0.4 million have an unlimited carryforward period. As of December 31, 2024 and 2023, the net operating losses result in deferred tax assets of $2.6 million and $1.7 million, respectively, and were subject to a valuation allowance of $2.5 million and $0, respectively.

As of December 31, 2024, the Company had a foreign deferred tax asset of $10.7 million, which is subject to a valuation allowance of $8.2 million. As of December 31, 2023, the Company had a foreign deferred tax asset of $9.4 million, which was subject to a valuation allowance of $7.0 million.

As of December 31, 2024, the Company had accumulated undistributed earnings generated by the Company's foreign subsidiaries of $295.5 million. These earnings have already been subject to U.S. tax, so any further taxes associated with such earnings would generally be limited to foreign withholding and state taxes. The Company has recorded a deferred tax liability for these, except in the jurisdictions where the Company intends to indefinitely reinvest the earnings.

UNRECOGNIZED TAX BENEFITS

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 57

Table of Contents Notes to Consolidated Financial Statements
world, including major jurisdictions such as Canada, China, France, Japan, South Korea, Switzerland, and the U.S.. The Company has effectively settled France tax examinations of all years through 2016, Canadian tax examinations of all years through 2018, China tax examinations of all years through 2018, U.S. tax examinations of all years through 2018, Japanese tax examinations of all years through 2019, and Swiss tax examinations of all years through 2019. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, an audit of the Company's 2014 corporate income tax return in 2016, and an audit of 2016 through 2020 corporate income tax returns in 2022. Due to the nature of the findings in the 2009 through 2014 audits, the Company has invoked the Mutual Agreement Procedures outlined in the U.S.-Korean income tax treaty. The Company does not anticipate that adjustments relative to these findings, or any other ongoing tax audits, will result in material impacts to its financial condition, results of operations or cash flows. Other than the findings and audits previously noted, the Company is not currently under examination in any other major jurisdiction.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$10,318	$10,177	$13,855
Increases related to prior year tax positions	264	578	234
Decreases related to prior year tax positions	(307)	—	(1,646)
Increases related to current year tax positions	1,247	1,376	1,355
Expiration of statute of limitations	(1,458)	(1,813)	(3,621)
Balance at end of year	$10,064	$10,318	$10,177

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2024 by a range of zero to $1.7 million. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

Unrecognized tax benefits of $8.8 million, $9.2 million and $9.2 million would affect the effective tax rate if recognized as of December 31, 2024, 2023 and 2022, respectively.

The Company recognizes interest expense and penalties related to income tax matters in Income tax expense. The Company recognized a net increase of interest and penalties of $0.8 million and $2.7 million in 2024 and 2023, respectively, and a net decrease of interest and penalties of $0.8 million in 2022, all of which related to uncertain tax positions. The Company had $5.3 million and $4.5 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2024 and 2023, respectively.

NOTE 10 — RETIREMENT SAVINGS PLANS

401(K) PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company, with approval of the Board of Directors, may elect to make discretionary matching or non-matching contributions. Costs recognized for Company contributions to the plan were $14.9 million, $15.6 million and $13.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

DEFERRED COMPENSATION PLAN

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Costs recognized for Company matching contributions to the plan were immaterial for the years ended December 31, 2024, 2023 and 2022. Participants earn a return on their deferred compensation based on investment earnings of participant-selected investments. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment of the participant.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 58

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

As of December 31, 2024 and 2023, the long-term portion of the liability to participants under this plan was $30.5 million and $26.6 million, respectively, and was recorded in Other long-term liabilities. As of December 31, 2024 and 2023, the current portion of the participant liability was $2.1 million and $1.2 million, respectively, and was recorded in Accrued liabilities. As of December 31, 2024 and 2023, the fair value of the long-term portion of the investments related to this plan was $30.5 million and $26.6 million, respectively, and was recorded in Other non-current assets. As of December 31, 2024 and 2023, the current portion of the investments related to this plan was $2.1 million and $1.2 million, respectively, and was recorded in Short-term investments.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

INDEMNITIES AND GUARANTEES

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company's customers and licensees in connection with the use, sale or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to customers, vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) executive severance arrangements, and (v) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Consolidated Balance Sheets.

NOTE 12 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2024, the Company's Board of Directors has authorized the repurchase of $2.6 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of December 31, 2024, the Company had repurchased 38.0 million shares at an aggregate purchase price of $1,972.4 million and had $627.6 million remaining available under the share repurchase program, excluding excise tax. During the years December 31, 2024 and 2023, the Company repurchased an aggregate of $317.8 million and $184.0 million, respectively, of common stock under this program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 59

Table of Contents Notes to Consolidated Financial Statements

NOTE 13 — SHARE-BASED COMPENSATION

At its Annual Meeting held on June 3, 2020, the Company’s shareholders approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), and the 2020 Plan became effective on that date following such approval. The 2020 Plan replaced the Company’s 1997 Stock Incentive Plan (the "Prior Plan”) and no new awards will be granted under the Prior Plan. The terms and conditions of the awards granted under the Prior Plan will remain in effect with respect to awards granted under the Prior Plan. The Company has reserved 3.0 million shares of common stock for issuance under the 2020 Plan, plus up to an aggregate of 1.5 million shares of the Company's common stock that were previously authorized and available for issuance under the Prior Plan. As of December 31, 2024, 2,223,759 shares were available for future grants under the 2020 Plan.

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other share-based or cash-based awards to officers, executives, key employees and nonemployee members of the Company’s Board of Directors. The Company uses original issuance shares to satisfy share-based payments.

SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense, which is primarily recorded in SG&A expenses, consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Share-based compensation expense - equity awards	$24,777	$23,051	$21,021
Share-based compensation expense - liability awards	390	—	—
Pre-tax share-based compensation expense	25,167	23,051	21,021
Income tax benefits	(5,774)	(5,365)	(4,867)
Total share-based compensation expense, net of tax	$19,393	$17,686	$16,154

The Company realized a tax benefit for the deduction from share-based award transactions of $3.7 million, $3.9 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The weighted average assumptions for stock options granted and resulting fair value is as follows:

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 60

Table of Contents Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
Expected option term	4.43 years	4.39 years	4.36 years
Expected stock price volatility	26.39%	27.37%	25.38%
Risk-free interest rate	4.34%	4.03%	1.72%
Expected annual dividend yield	1.45%	1.36%	1.26%
Weighted average grant date fair value per stock option granted	$20.86	$22.61	$18.33

The following table summarizes stock option activity under the Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2023	2,280,014	$87.08
Granted	156,277	82.55
Exercised	(94,391)	64.84
Forfeited or expired	(195,252)	90.24
Outstanding as of December 31, 2024	2,146,648	$87.44	6.16	$5,925

Vested and expected to vest as of December 31, 2024	2,104,270	$87.46	6.11	$5,886
Exercisable as of December 31, 2024	1,434,401	$87.07	5.30	$5,475
(1) The aggregate intrinsic value above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.

Stock option compensation expense net of estimated forfeitures, was $6.4 million, $8.2 million and $7.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unrecognized costs related to outstanding stock options was net of estimated forfeitures and totaled $8.9 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average period of 1.88 years. The aggregate intrinsic value of stock options exercised was $1.8 million, $3.0 million and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total cash received as a result of stock option exercises was $6.1 million, $7.4 million and $6.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

RESTRICTED STOCK UNITS

Time-Based Restricted Stock Units

The Company has historically disclosed its Restricted Stock Units footnote on an aggregated basis to include both time and performance-based restricted stock units. The Company’s performance-based restricted stock units, representing 23,374 outstanding shares as of December 31, 2023, and the corresponding weighted average grant date fair value assumptions, compensation expense recognized, and total fair value of shares vested have been disclosed separately between time and performance-based restricted stock units for all related periods presented to conform to current year presentation.

Time-based restricted stock units (“time-based RSUs”) are granted at no cost to officers, executives, key employees, and nonemployee members of the Company’s Board of Directors and generally vest over a period of four years. Time-based RSUs granted to nonemployee members of the Company’s Board of Directors vest over a period of one year. Time-based RSUs vest in accordance with the terms and conditions established by the Talent and Compensation Committee of the Board of Directors, and are based on continued service. Dividend equivalents do not accrue on time-based RSUs.

The fair value of time-based RSUs is determined using the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends not received during the vesting period. Other assumptions incorporated into the grant date fair value include the vesting period and the Company's expected annual dividend yield.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 61

Table of Contents Notes to Consolidated Financial Statements

The weighted average assumptions for time-based RSUs granted and resulting fair value is as follows:

	Year Ended December 31,
	2024	2023	2022
Vesting period	3.82 years	3.78 years	3.76 years
Expected annual dividend yield	1.45%	1.39%	1.30%
Weighted average grant date fair value per time-based RSU granted	$78.26	$82.37	$85.25

The following table summarizes the time-based RSU activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	455,641	$84.77
Granted	369,353	78.26
Vested(1)	(177,341)	84.25
Forfeited	(61,637)	81.85
Outstanding as of December 31, 2024	586,016	$81.13
(1) The number of awards vested is net of shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the year ended December 31, 2024, the Company withheld 59,877 to satisfy $4.9 million of employees' tax obligations for time-based RSUs.

Time-based RSU compensation expense, net of estimated forfeitures, was $17.2 million, $14.3 million and $12.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unrecognized costs related to time-based RSUs was net of estimated forfeitures and totaled $30.5 million, before any related tax benefit. These unrecognized costs as of December 31, 2024 are expected to be recognized over a weighted average period of 2.44 years. The total fair value of shares vested for time-based RSUs was $14.4 million, $13.1 million and $12.1 million during the years ended December 31, 2024, 2023 and 2022, respectively, computed as of the date of vesting.

Performance-Based Restricted Stock Units

Performance-based restricted stock units (“performance-based RSUs”) are granted at no cost to certain members of the Company's executive team, excluding the Chief Executive Officer, and are subject to performance and time-based vesting conditions. The number of shares earned by participants, if any, is based on the achievement of the multi-year financial performance targets set by the Talent and Compensation Committee of the Board of Directors and, for some awards, the Company’s financial performance relative to certain comparator companies. The number of performance-based RSUs earned may be adjusted upward or downward, resulting in a minimum and maximum payout of 0% and 200%, respectively, based on actual performance.

Performance-based RSUs vest in accordance with the terms and conditions established by the Talent and Compensation Committee of the Board of Directors, and are based on continued service and Company performance over a period of approximately two to three years. Dividend equivalents do not accrue on performance-based RSUs.

The grant date fair value of performance-based RSUs is determined using the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends not received during the vesting period. Other assumptions incorporated into the grant date fair value include the vesting period and the Company's expected annual dividend yield.

The weighted average assumptions for performance-based RSUs granted and resulting fair value is as follows:

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 62

Table of Contents Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
Vesting period	2.82 years	2.99 years	2.87 years
Expected annual dividend yield	1.50%	1.36%	1.35%
Weighted average grant date fair value per performance-based RSU granted	$76.54	$84.77	$85.64

The following table summarizes the performance-based RSU activity under the Plan:

	Number of Shares(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	23,374	$85.18
Granted	30,533	76.54
Vested(2)	—	—
Forfeited	(2,028)	83.73
Outstanding as of December 31, 2024	51,879	$80.15
(1) Reflects activity at target level of awards and has not been adjusted for performance conditions, except for awards that vested during the period.
(2) The number of awards vested is net of shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the year ended December 31, 2024, the Company did not withhold any shares to satisfy employees' tax obligations since no awards vested.

Performance-based RSU compensation expense, net of estimated forfeitures, was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 unrecognized costs related to performance-based RSUs, which are net of estimated forfeitures and reflect achievement of performance forecasted as of the balance sheet date, totaled $0.9 million, before any related tax benefit. These unrecognized costs as of December 31, 2024 are expected to be recognized over a weighted average period of 1.46 years. No shares vested for performance-based RSUs during the year ended December 31, 2024. The total fair value of shares vested for performance-based RSUs was $0.6 million and $0.3 million during the years ended December 31, 2023 and 2022, respectively, computed as of the date of vesting.

Market-Based Restricted Stock Units

Market-based restricted stock units (“market-based RSUs”) are granted at no cost to certain members of the Company's executive team, excluding the Chief Executive Officer, and are subject to market and time-based vesting conditions. Market-based RSUs vest in accordance with the terms and conditions established by the Talent and Compensation Committee of the Board of Directors, and are based on continued service and relative total shareholder return of the Company against a comparator group over a period of approximately three years. The number of market-based RSUs earned may be adjusted upward or downward, resulting in a minimum and maximum payout of 0% and 200%, respectively, based on actual performance. Dividend equivalents do not accrue on market-based RSUs.

The grant date fair value of market-based RSUs is determined using a Monte Carlo model that simulates a distribution of stock prices for the Company and comparator companies throughout the performance period. Assumptions incorporated into the grant date fair value include the vesting period, expected annual dividend yield, volatility, and correlation coefficients.

The weighted average assumptions for market-based RSUs granted and resulting fair value is as follows:

	Year Ended December 31,
	2024	2023	2022
Vesting period	2.82 years	0 years	0 years
Weighted average grant date fair value per market-based RSU granted	$89.25	$—	$—

The following table summarizes the market-based RSU activity under the Plan:
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 63

Table of Contents Notes to Consolidated Financial Statements

	Number of Shares(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	26,613	89.25
Vested(2)	—	—
Forfeited	(340)	89.25
Outstanding as of December 31, 2024	26,273	$89.25
(1) Reflects activity at target level of awards and has not been adjusted for market conditions, except for awards that vested during the period.
(2) The number of awards vested is net of shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the year ended December 31, 2024, the Company did not withhold any shares to satisfy employees' tax obligations since no awards vested.

Market-based RSU compensation expense, net of estimated forfeitures, was $0.6 million, $0 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unrecognized costs, net of estimated forfeitures, related to market-based RSUs totaled $1.5 million, before any related tax benefit. These unrecognized costs as of December 31, 2024 are expected to be recognized over a weighted average period of 2 years. No market-based RSUs were outstanding during the years ended December 31, 2023 or 2022, and no shares vested for market-based RSUs during the years ended December 31, 2024, 2023 and 2022.

Market-Based Long-Term Cash Award

In 2024 the Company issued a long-term cash award to its Chief Executive Officer with a target value of $1.2 million that includes both a market and time-based vesting condition. The market-based long-term cash award is liability classified and vests in accordance with the terms and conditions established by the Talent and Compensation Committee of the Board of Directors, and is based on continued service and relative total shareholder return of the Company against a comparator group over a period of approximately three years. The amount of the long-term cash award earned may be adjusted upward or downward, resulting in a minimum and maximum payout of 0% and 200%, respectively, based on actual performance.

The fair value of the market-based long-term cash award was determined using a Monte Carlo model that simulates a distribution of stock prices for the Company and comparator companies throughout the performance period. Compensation expense recognized for the year ended December 31, 2024 was $0.4 million. Fair value of the award as of December 31, 2024 was $1.3 million and the Company had unrecognized compensation costs of $0.9 million. These unrecognized costs as of December 31, 2024 are expected to be recognized over a weighted average period of 2 years.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 64

Table of Contents Notes to Consolidated Financial Statements

NOTE 14 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Weighted average common shares outstanding, used in computing basic earnings per share	58,333	61,232	62,754
Effect of dilutive stock options and restricted stock units	169	192	216
Weighted average common shares outstanding, used in computing diluted earnings per share	58,502	61,424	62,970

Earnings per share:
Basic	$3.83	$4.11	$4.96
Diluted	$3.82	$4.09	$4.95

Weighted average common shares excluded (1)	1,932	1,996	1,735
(1) Common stock related to stock options, time-based restricted stock units, market-based restricted stock units, and performance-based restricted stock units were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 65

Table of Contents Notes to Consolidated Financial Statements

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Available-for-sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2021	$—	$9,914	$(14,290)	$(4,376)
Other comprehensive income (loss) before reclassifications	(451)	20,724	(38,137)	(17,864)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(8,848)	—	(8,397)
Net other comprehensive income (loss)	—	11,876	(38,137)	(26,261)
Balance as of December 31, 2022	—	21,790	(52,427)	(30,637)
Other comprehensive income (loss) before reclassifications	145	(849)	2,757	2,053
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(17,252)	—	(17,252)
Net other comprehensive income (loss)	145	(18,101)	2,757	(15,199)
Balance as of December 31, 2023	145	3,689	(49,670)	(45,836)
Other comprehensive income (loss) before reclassifications	84	31,252	(37,030)	(5,694)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(145)	(11,547)	—	(11,692)
Net other comprehensive income (loss)	(61)	19,705	(37,030)	(17,386)
Balance as of December 31, 2024	$84	$23,394	$(86,700)	$(63,222)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Consolidated Statements of Operations. Refer to Note 17 for further information regarding reclassifications.

NOTE 16 — SEGMENT INFORMATION

The Company defines its operating segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker ("CODM") to analyze performance, make decisions, and allocate resources. The Company aggregates its operating segments with similar economic and operating characteristics into four reportable segments: U.S., LAAP, EMEA, and Canada. These reportable segments are organized by geographic location. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle products, including apparel, footwear, accessories, and equipment.

The Company’s CODM is the Company’s president and chief executive officer. The Company’s CODM assesses the segments’ performance by using each segment's operating income.

The CODM uses each segment's operating income to allocate resources predominantly in the annual budget and forecasting process. The CODM considers plan-to-actual variances on a quarterly basis for the segment operating income profit measure when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses this profit measure to assess the performance of each segment by comparing the results of each segment with one another, and in the overall strategic planning for each segment.

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
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 66

Table of Contents Notes to Consolidated Financial Statements

The following tables present segment financial information for the Company's reportable segments for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$2,068,228	$560,706	$511,778	$227,870	$3,368,582
Cost of sales	1,051,855	247,506	264,434	113,702	1,677,497
Segment selling, general and administrative expenses	577,295	207,248	126,121	49,187	959,851
Other segment items(a)	82,356	28,944	17,737	17,184	146,221
Segment operating income	356,722	77,008	103,486	47,797	585,013
Reconciliation to income before income tax:
Unallocated corporate expenses					314,272
Operating income					270,741
Interest income, net					27,703
Other non-operating expense					(257)
Income before income tax					$298,187
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

	Year Ended December 31, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$2,241,437	$519,754	$469,237	$256,775	$3,487,203
Cost of sales	1,150,610	227,304	244,570	134,787	1,757,271
Segment selling, general and administrative expenses	591,748	200,939	110,702	49,050	952,439
Other segment items(a)	83,348	29,687	15,022	17,339	145,396
Segment operating income	415,731	61,824	98,943	55,599	632,097
Reconciliation to income before income tax:
Unallocated corporate expenses					321,813
Operating income					310,284
Interest income, net					13,687
Other non-operating income					2,221
Income before income tax					$326,192
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 67

Table of Contents Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$2,302,246	$473,866	$438,554	$249,486	$3,464,152
Cost of sales	1,165,429	208,803	244,747	134,095	1,753,074
Segment selling, general and administrative expenses	537,044	192,315	98,477	43,559	871,395
Other segment items(a)	79,961	25,723	15,138	18,875	139,697
Segment operating income	519,812	47,025	80,192	52,957	699,986
Reconciliation to income before income tax:
Unallocated corporate expenses					306,882
Operating income					393,104
Interest income, net					2,713
Other non-operating income					1,593
Income before income tax					$397,410
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

The following table presents segment depreciation and amortization expense information for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization expense:
U.S.	$22,907	$21,429	$20,428
LAAP	5,885	5,440	4,984
EMEA	4,040	3,545	3,066
Canada	2,913	2,616	2,461
Unallocated corporate expense	20,199	25,033	23,813
	$55,944	$58,063	$54,752

The following table presents segment asset information, as well as long-lived asset information by geographic area as of December 31, 2024 and 2023. The Company has historically limited its disclosure of entity-wide information about geographic areas to property, plant, and equipment, net. In connection with the preparation of its 2024 disclosure, the Company expanded its disclosure to include lease ROU assets and CCA assets. Accordingly, the entity-wide information about geographic areas in the table below has been revised from the amount previously reported for 2023 to include lease ROU assets and CCA assets.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 68

Table of Contents Notes to Consolidated Financial Statements

	As of December 31,
(in thousands)	2024	2023
Inventories:
U.S.	$450,014	$487,860
LAAP	108,818	106,785
EMEA	79,710	89,303
Canada	51,973	62,340
Total segment assets	690,515	746,288
All other assets	2,284,750	2,192,725
Total assets	$2,975,265	$2,939,013

Long-lived assets, net:
U.S.	$545,401	$540,534
All other countries	150,995	122,878
	$696,396	$663,412

CONCENTRATIONS

No single customer accounted for 10% or more of Net sales for any of the years ended December 31, 2024, 2023 or 2022.

NOTE 17 — FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound sterling. The Company seeks to manage these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Time value components ("forward points") for forward contracts are included in the fair value of the cash flow hedge. These costs or benefits are included in Accumulated other comprehensive income (loss) until the underlying hedged transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 69

Table of Contents Notes to Consolidated Financial Statements
The following table presents the gross notional amount of outstanding derivative instruments:

	As of December 31,
(in thousands)	2024	2023
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$550,591	$634,676
Derivative instruments not designated as hedges:
Currency forward contracts	$263,103	$342,532

As of December 31, 2024, $18.9 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the Consolidated Statements of Operations are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of December 31, 2024, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $11.8 million as of December 31, 2024. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

		As of December 31,
(in thousands)	Balance Sheet Classification	2024	2023
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$20,890	$7,367
Currency forward contracts	Other non-current assets	$9,137	$961
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$853	$4,121
Currency forward contracts	Other long-term liabilities	$13	$2,629
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$3,739	$2,833
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$872	$2,269

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 70

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Year Ended December 31,
(in thousands)		2024	2023	2022
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income, net of tax	—	$31,252	$(849)	$20,724
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion	Net sales	$(1,655)	$60	$(146)
Gain reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	$17,688	$23,307	$12,100
Gain reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	$130	$521	$320
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	$5,824	$(1,822)	$(1,955)

NOTE 18 — FAIR VALUE MEASURES

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 71

Table of Contents Notes to Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$160,743	$—	$—	$160,743
U.S. government treasury bills	—	84,622	—	84,622
Time deposits (1)	—	22,306	—	22,306
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. government treasury bills	—	281,499	—	281,499
Other short-term investments:
Money market funds	384	—	—	384
Mutual fund shares	1,725	—	—	1,725
Prepaid expenses and other current assets:
Derivative financial instruments	—	24,629	—	24,629
Other non-current assets:
Money market funds	1,263	—	—	1,263
Mutual fund shares	29,225	—	—	29,225
Derivative financial instruments	—	9,137	—	9,137
Total assets measured at fair value	$193,340	$422,193	$—	$615,533
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,725	$—	$1,725
Other long-term liabilities:
Derivative financial instruments	—	13	—	13
Total liabilities measured at fair value	$—	$1,738	$—	$1,738
(1) Time deposits are carried at amortized cost on the Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 72

Table of Contents Notes to Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2023
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
(1) Time deposits are carried at amortized cost on the Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

NON-RECURRING FAIR VALUE MEASUREMENTS

The Company measured the fair value of certain trademark indefinite-lived intangible assets and goodwill as part of impairment testing for the year ended December 31, 2024 and 2023. The inputs used to measure the fair value of these assets are primarily significant unobservable inputs and, as such, considered Level 3 fair value measurements. Refer to Note 5 in Part II, Item 8 in the Annual Report on Form 10-K for further discussion.

NOTE 19 — SUPPLY CHAIN FINANCING

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 73

Table of Contents Notes to Consolidated Financial Statements
The Company’s outstanding payables under the SCF program were recorded within Accounts payable on the Consolidated Balance Sheets. Changes in the amount of outstanding payables under the SCF program were as follows:

Year ended December 31,
(in thousands)	2024
Confirmed obligations outstanding as of July 1	$—
Invoices confirmed during the year	340,143
Confirmed invoices paid during the year	(258,855)
Confirmed obligations outstanding as of December 31	$81,288

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of December 31, 2024 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, we, including our Chief Executive Officer and Chief Financial Officer, have concluded our internal control over financial reporting is effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 74

ITEM 9B.	Other Information

Securities Trading Plans

On November 4, 2024, Sabrina L. Simmons, a director, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the "Plan"). The Plan calls for the disposition of up to 968 restricted stock units (the "Award"). The Plan will expire on the earlier of (a) May 9, 2025, (b) the first date on which all trades have been executed or all trading orders have expired, or (c) as soon as practicable following the date of any written notices resulting in plan termination.

No other "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the fourth quarter of 2024.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 75

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2025 Proxy Statement entitled "PROPOSAL 1: ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE - Oversight Documents - Code of Business Conduct and Ethics," and "CORPORATE GOVERNANCE - Board Structure - Committees" are incorporated herein by reference.

Information regarding our executive officers is included in Part I under "Information About Our Executive Officers" of this Annual Report on Form 10-K.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other distributions of securities of the Company by directors, officers, and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NASDAQ Global Select Market listing standards. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2025 Proxy Statement entitled "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION," "CORPORATE GOVERNANCE - Board Structure - Committees - Talent and Compensation Committee - Compensation Committee Interlocks and Insider Participation" and "COMPENSATION COMMITTEE REPORT" are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2025 Proxy Statement entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2025 Proxy Statement entitled "CORPORATE GOVERNANCE - Certain Relationships and Related Person Transaction" and "CORPORATE GOVERNANCE - Board Structure - Independence" are incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of our 2025 Proxy Statement entitled "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Principal Accountant Fees and Services" and "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Pre-Approval Policy" are incorporated herein by reference.

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 76

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements | The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 35 to 74 of this Annual Report on Form 10-K. The financial statement schedule required to be filed by Item 8 of this Annual Report on Form 10-K and paragraph (b) of this Item 15 is included below.

(a)(3) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II
Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other(2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2024	$5,450	$2,555	$(2,465)	$(752)	$4,789
Year Ended December 31, 2023	$5,443	$3,143	$(2,795)	$(341)	$5,450
Year Ended December 31, 2022	$8,893	$(2,044)	$(980)	$(426)	$5,443
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

3.2	2023 Amended and Restated Bylaws of Columbia Sportswear Company (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on February 1, 2023) (File No. 000-23939).
4.1	See Article II of Exhibit 3.1, as amended, and Article I of Exhibit 3.2.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 77

Exhibit No.		Exhibit Name
	4.2	Description of the Registrant's Securities Registered under Section 12 of the Exchange Act of 1934.
+	10.1
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

+	10.4(a)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939).

+	10.4(b)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after June 7, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939).

+	10.4(c)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2017 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) (File No. 000-23939).

+	10.4(d)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 24, 2019 (incorporated by reference to exhibit 10.5(e) to the Company's annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

+	10.5
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after June 7, 2012 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939).

+	10.5(a)
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after July 20, 2017 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) (File No. 000-23939).

+	10.5(b)
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

+	10.6(a)
Columbia Sportswear Company 401(k) Excess Plan, as amended (incorporated by reference to exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

+	10.6(b)
Columbia Sportswear Company 401(k) Excess Plan, as amended (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020) (File No. 000-23939).

+	10.7
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
Executive Incentive Compensation Plan, effective January 1, 2024 (incorporated by reference to exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) (File No. 000-23939).

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

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 78

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

	10.25
Form of Nonstatutory Stock Option Agreement for stock options granted under the Company's 2020 Stock Incentive Plan, on or after February 13, 2024 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) (File No. 000-23939).

	10.26
Form of Nonstatutory Stock Option Agreement for Director stock options granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021) (File No. 000-23939)

	10.27
Form of Restricted Stock Unit Award for Director restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021) (File No. 000-23939)

	10.28
Form of Restricted Stock Units Award Agreement for restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

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

	10.33
Form of Restricted Stock Units Award Agreement for restricted stock units granted under the Company's 2020 Stock Incentive Plan, on or after February 13, 2024 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) (File No. 000-23939).

	10.34
Columbia Sportswear Company Third Amendment Change in Control Severance Plan (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023) (File No. 000-23939).

+	10.35
Form of Long-Term Incentive Cash Award Agreement (Cumulative Operating Income) for cash awards granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024) (File No. 000-23939)

+	10.36
Form of Long-Term Incentive Cash Award Agreement (Relative Total Shareholder Return) for cash awards granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024) (File No. 000-23939)

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 79

Exhibit No.		Exhibit Name
+	10.37
Form of Performance-Based Restricted Stock Units Award Agreement (Cumulative Operating Income) for performance-based restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024) (File No. 000-23939)

+	10.38
Form of Performance-Based Restricted Stock Units Award Agreement (Relative Total Shareholder Return) for performance-based restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024) (File No. 000-23939)

10.39
Form of Nonstatutory Stock Option Agreement for stock options granted under the Company’s 2020 Stock Incentive Plan, on or after July 18, 2024 (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)(File No. 000-23939)

	10.40	Form of Restricted Stock Unit Award for Director restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after October 24, 2024.
	19.1	Insider Trading Policy
	21.1	Subsidiaries of the Company.
	23.1	Consent of Deloitte & Touche LLP.
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
97.1
Columbia Sportswear Company 2023 Incentive Compensation Recovery Policy (incorporated by reference to exhibit 97.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023) (File No. 000-23939)

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
*Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-43199).

ITEM 16.	FORM 10-K SUMMARY

None.
COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 80

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	February 27, 2025	By:	/s/ JIM A. SWANSON
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

Date: February 27, 2025

COLUMBIA SPORTSWEAR COMPANY | 2024 FORM 10-K | 81