Form 10-Q
period 2025-03-31
COLUMBIA SPORTSWEAR CO
filed 2025-05-08
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
The number of shares outstanding of the registrant's common stock on April 25, 2025 was 54,743,898.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, manufacturing locations of our inventory, inventory mix, the continued licensing of certain of our proprietary rights, consumer and customer spending and preferences, the performance of our international businesses, tariffs, international trade policy and the economic and geopolitical environment, consumer and customer behaviors and expectations and our ability to serve and retain existing, value-oriented consumers while attracting new consumers, the impact of new Columbia branded stores, the effect of our pricing, promotional and segmentation strategies, the impact of seasonal trends, risk management strategies, the performance and expected benefits of our Profit Improvement Program and the Columbia brand ACCELERATE Growth Strategy, capital expenditures, and our short and long-term cash needs and our ability to meet those needs.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$323,339	$531,869	$418,462
Short-term investments	335,076	283,608	369,270
Accounts receivable, net of allowance of $3,890, $4,789 and $6,260, respectively	387,850	417,539	366,375
Inventories	623,700	690,515	607,373
Prepaid expenses and other current assets	71,371	85,051	84,738
Total current assets	1,741,336	2,008,582	1,846,218
Property, plant and equipment, net of accumulated depreciation of $725,867, $709,785 and $681,497 respectively	282,605	282,908	277,947
Operating lease right-of-use assets	408,048	399,669	361,103
Intangible assets, net	79,221	79,221	79,496
Goodwill	26,694	26,694	26,694
Deferred income taxes	104,747	104,203	100,162
Other non-current assets	64,764	73,988	70,611
Total assets	$2,707,415	$2,975,265	$2,762,231
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$268,504	$385,695	$150,131
Accrued liabilities	205,328	273,330	216,903
Operating lease liabilities	76,314	75,857	71,550
Income taxes payable	8,637	31,663	8,722
Total current liabilities	558,783	766,545	447,306
Non-current operating lease liabilities	380,562	373,328	340,310
Income taxes payable	14,052	13,176	26,262
Deferred income taxes	320	310	—
Other long-term liabilities	43,931	41,867	38,910
Total liabilities	997,648	1,195,226	852,788
Commitments and contingencies (Note 8)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 55,169, 56,245 and 59,473 issued outstanding, respectively	—	—	—
Retained earnings	1,771,218	1,843,261	1,960,634
Accumulated other comprehensive loss	(61,451)	(63,222)	(51,191)
Total shareholders' equity	1,709,767	1,780,039	1,909,443
Total liabilities and shareholders' equity	$2,707,415	$2,975,265	$2,762,231

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net sales	$778,452	$769,982
Cost of sales	382,395	380,423
Gross profit	396,057	389,559
Selling, general and administrative expenses	354,471	349,270
Net licensing income	4,922	4,392
Operating income	46,508	44,681
Interest income, net	6,817	9,197
Other non-operating income, net	1,551	271
Income before income tax	54,876	54,149
Income tax expense	12,628	11,849
Net income	$42,248	$42,300

Earnings per share:
Basic	$0.76	$0.71
Diluted	$0.75	$0.71
Weighted average shares outstanding:
Basic	55,734	59,823
Diluted	55,983	59,998

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$42,248	$42,300
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $26 and $46, respectively)	(84)	(145)
Change in derivative transactions (net of tax effects of $2,983 and $(3,435), respectively)	(7,958)	9,777
Foreign currency translation adjustments (net of tax effects of $(223) and $187, respectively)	9,813	(14,987)
Other comprehensive income (loss)	1,771	(5,355)
Comprehensive income	$44,019	$36,945

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$42,248	$42,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,465	15,070
Non-cash lease expense	20,921	18,603
Provision for uncollectible accounts receivable	763	1,033
Deferred income taxes	2,658	1,232
Share-based compensation	5,224	5,644
Other, net	(2,385)	(4,198)
Changes in operating assets and liabilities:
Accounts receivable	33,254	50,409
Inventories	71,634	131,721
Prepaid expenses and other current assets	7,868	(511)
Other assets	4,252	(2,055)
Accounts payable	(117,346)	(77,004)
Accrued liabilities	(71,010)	(49,050)
Income taxes payable	(22,227)	(8,128)
Operating lease assets and liabilities	(21,609)	(18,410)
Other liabilities	252	117
Net cash provided by (used in) operating activities	(32,038)	106,773
Cash flows from investing activities:
Purchases of short-term investments	(152,779)	(58,974)
Sales and maturities of short-term investments	106,913	110,878
Capital expenditures	(15,565)	(14,795)
Net cash provided by (used in) investing activities	(61,431)	37,109
Cash flows from financing activities:
Proceeds from issuance of common stock related to share-based compensation	4,931	1,106
Tax payments related to share-based compensation	(5,550)	(4,354)
Repurchase of common stock	(101,430)	(50,168)
Cash dividends paid	(16,600)	(17,927)
Net cash used in financing activities	(118,649)	(71,343)
Net effect of exchange rate changes on cash	3,588	(4,396)
Net increase (decrease) in cash and cash equivalents	(208,530)	68,143
Cash and cash equivalents, beginning of period	531,869	350,319
Cash and cash equivalents, end of period	$323,339	$418,462
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$35,832	$29,070
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$8,712	$3,492
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2024	56,245	$—	$1,843,261	$(63,222)	$1,780,039
Net income	—	—	42,248	—	42,248
Other comprehensive income	—	—	—	1,771	1,771
Cash dividends ($0.30 per share)	—	—	(16,600)	—	(16,600)
Issuance of common stock related to share-based compensation, net	176	(619)	—	—	(619)
Share-based compensation	—	5,224	—	—	5,224
Repurchase of common stock	(1,252)	(3,747)	(97,691)	—	(101,438)
Excise taxes related to repurchase of common stock	—	(858)	—	—	(858)
Balance, March 31, 2025	55,169	$—	$1,771,218	$(61,451)	$1,709,767

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2023	59,996	$—	$1,984,446	$(45,836)	$1,938,610
Net income	—	—	42,300	—	42,300
Other comprehensive loss	—	—	—	(5,355)	(5,355)
Cash dividends ($0.30 per share)	—	—	(17,927)	—	(17,927)
Issuance of common stock related to share-based compensation, net	108	(3,248)	—	—	(3,248)
Share-based compensation	—	5,644	—	—	5,644
Repurchase of common stock	(631)	(1,983)	(48,185)	—	(50,168)
Excise taxes related to repurchase of common stock	—	(413)	—	—	(413)
Balance, March 31, 2024	59,473	$—	$1,960,634	$(51,191)	$1,909,443
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2025, December 31, 2024 and March 31, 2024, the results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The December 31, 2024 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from these estimates and assumptions. The Company's significant estimates relate to sales reserves, excess, close-out and slow-moving inventory, impairment of long-lived assets, impairment of indefinite-lived intangible assets and goodwill, and income taxes.

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

NOTE 2 — REVENUES

DISAGGREGATED REVENUE

As disclosed below in Note 3, the Company has four geographic reportable segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Three Months Ended March 31, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$393,633	$120,292	$76,983	$37,912	$628,820
Footwear	77,548	31,918	30,497	9,669	149,632
Total	$471,181	$152,210	$107,480	$47,581	$778,452
Channel net sales:
Wholesale	$218,834	$78,560	$74,006	$28,369	$399,769
Direct-to-consumer	252,347	73,650	33,474	19,212	378,683
Total	$471,181	$152,210	$107,480	$47,581	$778,452

	Three Months Ended March 31, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$397,488	$107,963	$72,390	$41,213	$619,054
Footwear	76,918	30,683	32,130	11,197	150,928
Total	$474,406	$138,646	$104,520	$52,410	$769,982
Channel net sales:
Wholesale	$217,134	$67,031	$75,748	$30,984	$390,897
Direct-to-consumer	257,272	71,615	28,772	21,426	379,085
Total	$474,406	$138,646	$104,520	$52,410	$769,982

PERFORMANCE OBLIGATIONS

For the three months ended March 31, 2025 and 2024, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.

CONTRACT BALANCES

As of March 31, 2025, December 31, 2024 and March 31, 2024, the Company did not have any contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

NOTE 3 — SEGMENT INFORMATION

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 8

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

Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departmental functions, including information technology, certain supply chain functions, finance, human resources, and legal, as well as executive compensation, unallocated benefit program expense, and other miscellaneous costs.

The following tables present segment financial information for the Company's reportable segments:

	Three Months Ended March 31, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$471,181	$152,210	$107,480	$47,581	$778,452
Cost of sales	239,908	66,278	52,855	23,354	382,395
Segment selling, general and administrative expenses	146,383	53,081	32,138	11,539	243,141
Other segment items(a)	18,936	6,521	3,509	3,725	32,691
Segment operating income	65,954	26,330	18,978	8,963	120,225
Reconciliation to income before income tax:
Unallocated corporate expenses					73,717
Operating income					46,508
Interest income, net					6,817
Other non-operating income, net					1,551
Income before income tax					$54,876
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

	Three Months Ended March 31, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$474,406	$138,646	$104,520	$52,410	$769,982
Cost of sales	241,986	59,045	52,794	26,598	380,423
Segment selling, general and administrative expenses	138,917	50,221	28,796	10,363	228,297
Other segment items(a)	20,510	7,558	3,784	4,281	36,133
Segment operating income	72,993	21,822	19,146	11,168	125,129
Reconciliation to income before income tax:
Unallocated corporate expenses					80,448
Operating income					44,681
Interest income, net					9,197
Other non-operating income, net					271
Income before income tax					$54,149
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following table presents segment depreciation and amortization expense information:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and amortization expense:
U.S.	$6,101	$5,801
LAAP	1,538	1,389
EMEA	1,054	970
Canada	710	693
Unallocated corporate expense	4,062	6,217
	$13,465	$15,070

The following table presents segment asset information:

	As of
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Inventories:
U.S.	$414,998	$450,014	$401,423
LAAP	87,738	108,818	81,483
EMEA	73,336	79,710	72,834
Canada	47,628	51,973	51,633
Total segment assets	623,700	690,515	607,373
All other assets	2,083,715	2,284,750	2,154,858
Total assets	$2,707,415	$2,975,265	$2,762,231

CONCENTRATIONS

No single customer accounted for 10% or more of Net sales for the three months ended March 31, 2025 and 2024.

NOTE 4 — SHARE-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other share-based or cash-based awards to officers, executives, key employees and nonemployee members of the Company’s Board of Directors. The Company uses original issuance shares to satisfy share-based payments.

SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense, which is primarily recorded in Selling, general and administrative ("SG&A") expenses, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Share-based compensation expense - equity awards	$5,224	$5,644
Share-based compensation expense - liability awards	283	—
Total	$5,507	$5,644

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
STOCK OPTIONS

During the three months ended March 31, 2025, the Company granted a total of 160,263 stock options at a weighted average grant date fair value of $19.23 per option. As of March 31, 2025, unrecognized costs related to outstanding stock options, which are net of estimated forfeitures, totaled $9.6 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.46 years.

RESTRICTED STOCK UNITS

Time-Based Restricted Stock Units

During the three months ended March 31, 2025, the Company granted 333,091 time-based restricted stock units ("time-based RSUs") at a weighted average grant date fair value of $82.17 per time-based RSU. As of March 31, 2025, unrecognized costs related to outstanding time-based RSUs, which are net of estimated forfeitures, totaled $48.2 million, before any related tax benefit. These unrecognized costs related to time-based RSUs are expected to be recognized over a weighted average period of 3.05 years.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2025, the Company granted 22,860 performance-based restricted stock units (“performance-based RSUs”) at a weighted average grant date fair value of $81.05 per performance-based RSU. As of March 31, 2025, unrecognized costs related to outstanding performance-based RSUs, which are net of estimated forfeitures and reflect achievement of performance forecasted as of the balance sheet date, totaled $1.6 million, before any related tax benefit. These unrecognized costs related to performance-based RSUs are expected to be recognized over a weighted average period of 2.01 years.

Market-Based Restricted Stock Units

During the three months ended March 31, 2025, the Company granted 22,860 market-based restricted stock units (“market-based RSUs”) at a weighted average grant date fair value of $117.40 per market-based RSU. As of March 31, 2025, unrecognized costs related to outstanding market-based RSUs, which are net of estimated forfeitures, totaled $3.4 million, before any related tax benefit. These unrecognized costs related to market-based RSUs are expected to be recognized over a weighted average period of 2.25 years.

Market-Based Long-Term Cash Awards

During the three months ended March 31, 2025, the Company issued a long-term cash award to its Chief Executive Officer with a target value of $1.3 million that includes both a market and time-based vesting condition. As of March 31, 2025, the fair value of all outstanding market-based long-term cash awards was $3.3 million and the Company had unrecognized compensation costs of $2.6 million. These unrecognized costs are expected to be recognized over a weighted average period of 2.25 years.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 5 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Weighted average common shares outstanding, used in computing basic earnings per share	55,734	59,823
Effect of dilutive stock options and restricted stock units	249	175
Weighted average common shares outstanding, used in computing diluted earnings per share	55,983	59,998

Earnings per share:
Basic	$0.76	$0.71
Diluted	$0.75	$0.71

Weighted average common shares excluded (1)	1,720	1,996
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

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(23,000)	(23,000)	(22,725)
Accumulated amortization	(37,198)	(37,198)	(36,923)
Net carrying amount	—	—	275
Intangible assets with indefinite lives	79,221	79,221	79,221
Intangible assets, net	$79,221	$79,221	$79,496

Intangible assets subject to amortization were fully amortized as of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2024, amortization expense for intangible assets subject to amortization was $0.4 million.

GOODWILL

There have been no changes to the Company's goodwill as described in Note 5 in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 12

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 7 — SUPPLY CHAIN FINANCING

The Company offers a voluntary supply chain financing (“SCF”) program facilitated through a third-party service provider. Under the program, participating suppliers may, at their sole discretion, elect to receive payment from a select number of third-party financial institutions for one or more of the Company’s valid payment obligations prior to their scheduled due dates. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the program. The Company’s payment terms, including the timing and amount of payments, are based on the original supplier invoices, irrespective of whether a supplier participates in the program. The Company does not have an economic interest in a supplier’s decision to participate in the program and has not pledged any assets as security or provided any guarantees as part of the program.

The Company’s outstanding payables under the SCF program were $51.4 million, $81.3 million and $0 as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively, and were recorded within Accounts payable on the Consolidated Balance Sheets.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through March 31, 2025, the Company's Board of Directors has authorized the repurchase of $2.6 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of March 31, 2025, the Company had repurchased 39.3 million shares at an aggregate purchase price of $2,073.9 million and had $526.1 million remaining available under the share repurchase program, excluding excise tax. During the three months ended March 31, 2025 and 2024, the Company repurchased an aggregate of $101.4 million and $50.2 million, respectively, of common stock under this program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive loss:

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2024	$84	$23,394	$(86,700)	$(63,222)
Other comprehensive income (loss) before reclassifications	—	(5,910)	9,813	3,903
Amounts reclassified from accumulated other comprehensive loss (1)	(84)	(2,048)	—	(2,132)
Net other comprehensive income (loss) during the period	(84)	(7,958)	9,813	1,771
Balance as of March 31, 2025	$—	$15,436	$(76,887)	$(61,451)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2023	$145	$3,689	$(49,670)	$(45,836)
Other comprehensive income (loss) before reclassifications	(145)	11,727	(14,987)	(3,405)
Amounts reclassified from accumulated other comprehensive loss (1)	—	(1,950)	—	(1,950)
Net other comprehensive income (Ioss) during the period	(145)	9,777	(14,987)	(5,355)
Balance as of March 31, 2024	$—	$13,466	$(64,657)	$(51,191)
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
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 14

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

The following table presents the gross notional amount of outstanding derivative instruments:

	As of
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$696,672	$550,591	$597,355
Derivative instruments not designated as hedges:
Currency forward contracts	$308,063	$263,103	$231,449

As of March 31, 2025, $16.3 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of March 31, 2025, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $7.7 million as of March 31, 2025. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 15

The following table presents the balance sheet classification and fair value of derivative instruments:

		As of
(in thousands)	Balance Sheet Classification	March 31, 2025	December 31, 2024	March 31, 2024
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$14,479	$20,890	$12,864
Currency forward contracts	Other non-current assets	$4,929	$9,137	$5,423
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$939	$853	$1,090
Currency forward contracts	Other long-term liabilities	$1,748	$13	$155
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,780	$3,739	$1,978
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$438	$872	$828

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended March 31,
(in thousands)		2025	2024
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$(5,910)	$11,727
Loss reclassified from accumulated other comprehensive loss to income for the effective portion	Net sales	$(441)	$(282)
Gain reclassified from accumulated other comprehensive loss to income for the effective portion	Cost of sales	$3,131	$2,971
Gain reclassified from accumulated other comprehensive loss to income as a result of cash flow hedge discontinuance	Other non-operating income, net	$—	$68
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income, net	$(612)	$2,925

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 16

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$364	$—	$—	$364
U.S. government treasury bills	—	10,158	—	10,158
Time deposits (1)	—	39,841	—	39,841
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. government treasury bills	—	333,007	—	333,007
Other short-term investments:
Money market funds	247	—	—	247
Mutual fund shares	1,822	—	—	1,822
Prepaid expenses and other current assets:
Derivative financial instruments	—	17,259	—	17,259
Other non-current assets:
Money market funds	1,801	—	—	1,801
Mutual fund shares	27,925	—	—	27,925
Derivative financial instruments	—	4,929	—	4,929
Total assets measured at fair value	$32,159	$405,194	$—	$437,353
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,377	$—	$1,377
Other long-term liabilities:
Derivative financial instruments	—	1,748	—	1,748
Total liabilities measured at fair value	$—	$3,125	$—	$3,125
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 17

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 18

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2024
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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 19

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

ACCELERATE Growth Strategy

Last year, we announced the Columbia brand ("Brand") ACCELERATE Growth Strategy. At its core, the ACCELERATE Growth Strategy is intended to elevate the Brand to target a younger and more active consumer. It is a multi-year initiative centered around several consumer-centric shifts to the Brand, product and marketplace strategies, as well as enhanced ways of working. We believe successful execution of the ACCELERATE Growth Strategy can elevate the Brand and drive profitable growth. Through the ACCELERATE Growth Strategy, we will focus on achieving the following objectives:
•steward existing consumer segments while focusing on bringing new younger and active consumers into the Brand;
•elevate consumers' perception of the Brand;
•create product based on a consumer-centric product construct;
•enhance the positioning of the Brand in the U.S. marketplace; and
•deliver integrated full-funnel marketing.

In addition, we are committed to investing in our company-wide strategic priorities with a renewed emphasis to:
•accelerate profitable growth;
•create iconic products that are differentiated, functional and innovative;
•drive brand engagement through increased, focused demand creation investments;
•enhance consumer experiences by investing in capabilities to delight and retain consumers;
•amplify marketplace excellence, with digitally-led, omni-channel, global distribution; and
•empower talent that is driven by our core values.

Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative expense efficiency, and drive improved operating margin over the long-term.

Profit Improvement Program

Concurrent with the ACCELERATE Growth Strategy, we continue to make progress on our multi-year Profit Improvement Program to accelerate profitable growth and improve the efficiency of our operations. The Profit Improvement Program focuses on four areas of cost reduction and realignment, including:
•operational cost savings;
•organizational cost savings;
•operating model improvements; and
•indirect, or non-inventory, spending.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 20

In 2024, our Profit Improvement Program delivered approximately $90 million in realized cost savings, net of approximately $3 million of severance costs. In 2025, in response to ongoing SG&A expense and operating profit pressures, we have initiated a review of our cost structure as we pursue additional cost savings, beyond the previously stated $125 to $150 million target. On a cumulative basis, actions executed in 2024 and planned for 2025 are intended to yield annualized cost savings exceeding $150 million. Our review of the Company's cost structure is ongoing, as we seek additional savings and respond to tariff-induced pressures on profitability. These actions are intended to lower the Company's SG&A expenses as a percentage of consolidated net sales and to increase the Company's operating margin, over time.

Business Environment and Trends

Tariffs Uncertainty | We are headquartered in the U.S. and are subject to the laws and regulations governing companies operating in the U.S. In April 2025, the U.S. presidential administration announced an incremental tariff of 10 percent on products imported into the U.S. from most countries, with the potential for these incremental tariffs to move much higher. These incremental tariffs are in addition to the product-based tariffs the Company already pays for its imported goods into the U.S. These actions, and the potential for retaliatory actions by other countries and their consumers, have led to significant volatility and uncertainty in global markets. We originally planned for Vietnam, Bangladesh, Indonesia, and India to represent approximately 44 percent, 22 percent, 11 percent, and 10 percent, respectively, of our finished goods imports into the U.S. in 2025. Additionally, we originally planned for China to represent a low-single-digit percent of our finished goods imports into the U.S. in 2025. These percentages were based on our original plan and will likely change based on our tariff mitigation strategies. While we have very little direct exposure to the new U.S. tariffs on products from China, China remains a strategically important country for us, and we intend to continue investing in product creation capabilities in China and remain committed to manufacturing in China to support our China direct business as well as other international markets.

While the final scope and application of these incremental tariffs remain uncertain at this time, higher tariffs on U.S. imports are already adversely impacting our U.S. product input costs. We expect these incremental tariffs may also impact demand for our products as consumers weigh discretionary spending. While we are currently continuing to import products into the U.S. to meet delivery deadlines and take advantage of the 90-day tariff pause, decisions across the industry could potentially lead to broader supply chain disruptions. We expect our inventories to also be impacted by a reduction in consumer and customer demand and are rationalizing Fall 2025 and Spring 2026 inventory buys, while seeking to preserve our strategic sourcing relationships, in order to reduce the risk of excess inventory.

For Fall 2025, we are focused on maximizing our marketplace opportunity. We are working with our wholesale partners to deliver value to consumers and keep inventory and wholesale partner margins healthy. As a result, at this point in time, we expect to absorb much of the incremental tariff cost related to Fall 2025 in 2025 and early in 2026 as the costs are realized. For 2026, we are contemplating strategies to offset the impact of higher U.S. tariffs on our business. Our team of experts is exploring possibilities to mitigate the impact of increased tariffs including to re-design, re-develop, re-resource and re-price products, among other mitigation tactics. Our tariff mitigation strategy will evolve in response to trade policy changes.

We continue to monitor the changing tariff and trade restrictions and have taken several actions in response to the announced tariffs to reduce costs and capital outflows, including domesticating all on-hand U.S. inventory through our owned Foreign Trade Zone distribution centers prior to the April 2nd announcement, taking actions to restrain discretionary spending and making progress against our Profit Improvement Program.

Retaliatory actions and anti-American consumer sentiment may also adversely impact our ability to compete in other regions of the world.

Heightened Geopolitical Risk | We sell our products in more than 110 countries and our ability to sell, import into and produce in certain markets may be impacted by ongoing geopolitical tensions. We believe these tensions will remain elevated and will continue to manifest themselves in certain regions where we operate.

Evolving North America Strategy | Over the past year, U.S. consumer demand for traditional outdoor apparel and footwear brands softened and remains lackluster. This weakness can be attributed to several factors, including a highly competitive environment as many brands have shifted their strategies and new brands have entered the marketplace to capitalize on the emergence of casual and lifestyle trends. In response to marketplace trends and to drive profitable growth, the Columbia brand created the ACCELERATE Growth Strategy, to retain our historical value-oriented consumers while attracting younger and more active consumers to the Columbia brand. As part of the Columbia brand ACCELERATE Growth Strategy, we are approaching the North America marketplace with an updated omni-channel perspective and evaluating how, when, and where we utilize promotions across all channels, creating new product assortments and enhancing our marketing to attract these younger and more active consumers.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 21

During 2024, we shifted our marketing strategies for the Columbia brand's U.S. direct-to-consumer ("DTC") e-commerce business to become less promotional, in order for Columbia.com to represent the best expression of the Brand. In our DTC brick-and-mortar business, we have opened a small number of branded stores in high-traffic shopping malls in North America. These new branded stores feature elevated product assortments that showcase Columbia’s apparel and footwear innovations. These stores join the hundreds of Columbia branded stores that raise the image of the Brand in important international markets. Within our U.S. wholesale business, we are implementing pricing, promotional and segmentation strategies that are also intended to elevate the positioning of the Brand in the marketplace.

While we expand the Columbia brand's North America target consumer, we intend to continue serving our core consumer base that is focused primarily on value. To capture demand associated with value-oriented consumers, we have increasingly relied on our fleet of DTC brick-and-mortar outlet stores.

We remain committed to increasing our investment in demand creation in 2025 to bring our new highly differentiated marketing campaign and enhanced product assortment to life. We are also leveraging modern digital and social-first strategies to be more efficient and effective with our demand creation investments.

In this period of tariff turmoil, we believe we have the opportunity to set ourselves apart.

International Trends | We haven’t seen a meaningful change in trends in most of our international businesses, which were quite healthy in the first quarter. Across our LAAP and EMEA markets, our product offerings, marketing activations and marketplace strategies, are working to create a more premium Columbia brand experience. However, it is not possible to predict the extent to which U.S. tariff actions will impact international economic growth and consumer demand for our products globally.

RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measure
To supplement financial information reported in accordance with U.S. GAAP, we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in foreign currency exchange rates against the U.S. dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into U.S. dollars at the exchange rates that were in effect during the comparable period of the prior year. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measure useful by reviewing our net sales results without the volatility of foreign currency exchange rates. This non-GAAP financial measure also facilitates management's internal comparisons to our historical net sales results and comparisons to competitors' net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP.

The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP below.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 22

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended March 31,
(in thousands, except for percentage of net sales and per share amounts)	2025		2024
Net sales	$778,452	100.0%	769,982	100.0%
Cost of sales	382,395	49.1%	380,423	49.4%
Gross profit	396,057	50.9%	389,559	50.6%
Selling, general and administrative expenses	354,471	45.5%	349,270	45.4%
Net licensing income	4,922	0.6%	4,392	0.6%
Operating income	46,508	6.0%	44,681	5.8%
Interest income, net	6,817	0.9%	9,197	1.2%
Other non-operating income, net	1,551	0.2%	271	—%
Income before income tax	54,876	7.0%	54,149	7.0%
Income tax expense	12,628	1.6%	11,849	1.5%
Net income	$42,248	5.4%	$42,300	5.5%

Diluted earnings per share	$0.75		$0.71
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 23

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$683,121	$12,470	$695,591	$663,965	3%	5%
SOREL	42,205	515	42,720	45,660	(8)%	(6)%
prAna	28,114	8	28,122	31,298	(10)%	(10)%
Mountain Hardwear	25,012	298	25,310	29,059	(14)%	(13)%
Total	$778,452	$13,291	$791,743	$769,982	1%	3%

Product category net sales:
Apparel, accessories and equipment	$628,820	$10,312	$639,132	$619,054	2%	3%
Footwear	149,632	2,979	152,611	150,928	(1)%	1%
Total	$778,452	$13,291	$791,743	$769,982	1%	3%

Channel net sales:
Wholesale	$399,769	$6,421	$406,190	$390,897	2%	4%
Direct-to-consumer	378,683	6,870	385,553	379,085	—%	2%
Total	$778,452	$13,291	$791,743	$769,982	1%	3%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increase was driven by growth within our LAAP and EMEA regions, partially offset by declines in Canada and the U.S., as compared to the same period in 2024. The growth in our LAAP and EMEA net sales was largely driven by the strength of our Columbia brand within our wholesale business across many markets. The strength in our Columbia brand was attributable to the execution of our business strategies, as well as to the benefit of certain trends and/or factors favorably impacting the outdoor apparel and footwear sector. The declines in Canada and the U.S. were primarily driven by retailer cautiousness and increased competition within the outdoor lifestyle category, coupled with a difficult macroeconomic environment as global economic uncertainty weighs on consumer sentiment, particularly in the U.S.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages and basis points)	2025	2024	Change
Gross profit	$396,057	$389,559	$6,498	2%
Gross margin	50.9%	50.6%	30 bps

Gross margin expanded due to several factors including a favorable increase in channel profitability reflecting lower outbound shipping expenses, higher closeout margins, and favorable Spring 2025 product input costs.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 24

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages and basis points)	2025	2024	Change
Selling, general and administrative expenses	$354,471	$349,270	$5,201	1%
Selling, general and administrative expenses as percent of net sales	45.5%	45.4%	10 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses, reflecting higher DTC brick-and-mortar expenses associated with new stores; and
•higher demand creation expenses, reflecting our increased investment in demand creation in line with our ACCELERATE Growth Strategy.

Interest Income, Net. Interest income, net is summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages)	2025	2024	Change
Interest income, net	$6,817	$9,197	$(2,380)	(26)%
Interest income, net as a percent of net sales	0.9%	1.2%

Interest income, net, decreased primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages)	2025	2024	Change
Income tax expense	$12,628	$11,849	$779	7%
Effective income tax rate	23.0%	21.9%

Income tax expense increased to $12.6 million for the three months ended March 31, 2025 from a tax expense of $11.8 million for the comparable period in 2024. Our effective tax rate was 23.0% for the three months ended March 31, 2025 compared to 21.9% for the comparable period in 2024. For the three months ended March 31, 2025, our effective income tax rate increased as compared to the same period in 2024 due to discrete non-deductible compensation tax adjustments included in the current period.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 25

Results of Operations — Segment

Segment operating income includes net sales, cost of sales, segment SG&A expenses, and other segment items for each of our four reportable segments. For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments. Refer to Note 16 in Part II, Item 8 of our Annual Report on Form 10-K for further information.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net sales by reportable segment are summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentage changes)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$471,181	$—	$471,181	$474,406	(1)%	(1)%
LAAP	152,210	5,263	157,473	138,646	10%	14%
EMEA	107,480	4,438	111,918	104,520	3%	7%
Canada	47,581	3,590	51,171	52,410	(9)%	(2)%
	$778,452	$13,291	$791,743	$769,982	1%	3%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
U.S.	$65,954	$72,993	$(7,039)
LAAP	26,330	21,822	4,508
EMEA	18,978	19,146	(168)
Canada	8,963	11,168	(2,205)
Total segment operating income	120,225	125,129	(4,904)
Unallocated corporate expenses	(73,717)	(80,448)	6,731
Operating income	$46,508	$44,681	$1,827

U.S.

U.S. segment operating income decreased $7.0 million to $66.0 million, or 14.0% of net sales, for the first quarter of 2025 from $73.0 million, or 15.4% of net sales, for the comparable period in 2024. The decrease was driven primarily by decreased net sales and gross profit combined with increased segment SG&A expenses. U.S. net sales decreased $3.2 million, or 1%, for the first quarter of 2025, compared to the same period in 2024, driven primarily by decreased net sales in our U.S. DTC e-commerce business, partially offset by growth in our U.S. DTC brick-and-mortar business. The declines in our e-commerce net sales were attributable to a challenging e-commerce environment for outdoor brands and increased competition within the outdoor lifestyle category, coupled with a difficult macroeconomic environment as global economic uncertainty weighs on consumer sentiment. The growth in our brick-and-mortar business was primarily driven by new stores for the three months ended March 31, 2025. As of March 31, 2025, our U.S. business operated 169 retail stores, compared to 161 stores as of March 31, 2024. Our U.S. wholesale business remained relatively flat, reflecting a modest increase in Spring 2025 shipments as compared to the same period in 2024. U.S. segment SG&A expenses increased as a percentage of net sales to 31.1% for the first quarter of 2025, compared to 29.3% for the same period in 2024.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 26

LAAP

LAAP segment operating income increased $4.5 million to $26.3 million, or 17.3% of net sales, for the first quarter of 2025 from $21.8 million, or 15.7% of net sales, for the comparable period in 2024. The increase was driven primarily by increased net sales and gross profit. LAAP net sales increased $13.6 million, or 10% (14% constant-currency), for the first quarter of 2025, compared to the same period in 2024, primarily driven by increased net sales in our China, LAAP distributor, and Japan businesses, partially offset by declines in our Korea business. The growth in our China business reflected continued strong consumer demand which we believe was attributable to the execution of our marketplace strategies, including premium product offerings and marketing activations. The growth was further aided by positive outdoor category trends as compared to the same period in 2024. The growth in our LAAP distributor business was driven by double-digit growth in our Spring 2025 orders as compared to the same period in 2024. The growth in our Japan business was driven by strong consumer demand for late season winter products across all channels, as compared to the same period in 2024. The declines in our Korea business reflected unfavorable effects from foreign currency fluctuation, which more than offset constant-currency net sales growth resulting from consumer demand for late season winter products. LAAP segment SG&A expenses decreased as a percentage of net sales to 34.9% for the first quarter of 2025, compared to 36.2% for the same period in 2024, primarily driven by increased net sales. In total, LAAP segment SG&A expenses increased 5.7% for the three months ended March 31, 2025 as compared to the same period in 2024.

EMEA

EMEA segment operating income decreased $0.2 million to $19.0 million, or 17.7% of net sales, for the first quarter of 2025 from $19.1 million, or 18.3% of net sales, for the comparable period in 2024. The decrease was driven primarily by increased segment SG&A expenses. EMEA net sales increased $3.0 million, or 3% (7% constant-currency), for the first quarter of 2025, compared to the same period in 2024, primarily driven by our Europe-direct business, partially offset by a decline in our EMEA distributor business. The growth in our Europe-direct business was primarily driven by robust demand within our DTC brick-and-mortar businesses that we believe was attributable to the execution of our marketplace strategies, including marketing activations and elevating the in-store consumer experience. The decline in our EMEA distributor business was driven by a shift of Spring 2025 shipments out of the first quarter of 2025 into the second quarter of 2025, partially offset by growth in our Spring 2025 orders as compared to the same period in 2024. EMEA segment SG&A expenses increased as a percentage of net sales to 29.9% for the first quarter of 2025, compared to 27.6% for the same period in 2024.

Canada

Canada segment operating income decreased $2.2 million to $9.0 million, or 18.8% of net sales, for the first quarter of 2025 from $11.2 million, or 21.3% of net sales, for the comparable period in 2024. The decrease was primarily driven by lower net sales and gross profit combined with increased segment SG&A expenses. Canada net sales decreased $4.8 million, or 9% (2% constant-currency), for the first quarter of 2025, compared to the same period in 2024, driven by decreased net sales in our Canada wholesale and DTC businesses. The declines in our wholesale and DTC businesses resulted from retailer cautiousness. Canada segment SG&A expenses increased as a percentage of net sales to 24.3% for the first quarter of 2025, compared to 19.8% for the same period in 2024.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $6.7 million to $73.7 million for the first quarter of 2025 from $80.4 million for the same period in 2024, driven by lower personnel expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents, short-term investments, and available committed credit lines. Our liquidity is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand. We expect that our cash position will be impacted by incremental tariff costs for U.S. product in the third and fourth quarter of 2025 in a meaningful way. To the extent necessary in the third and fourth quarter of 2025, we have a $500 million committed credit facility on which we can draw until we receive fourth quarter cash receipts.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 27

Cash Flow Activities

Cash flows are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(32,038)	$106,773	$(138,811)
Investing activities	(61,431)	37,109	(98,540)
Financing activities	(118,649)	(71,343)	(47,306)
Net effect of exchange rate changes on cash	3,588	(4,396)	7,984
Net increase (decrease) in cash and cash equivalents	$(208,530)	$68,143	$(276,673)

The change in cash flows used in operating activities was driven by a $142.0 million decrease in cash provided by changes in assets and liabilities, as well as a $3.2 million increase in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories, Accounts payable and Accrued Liabilities. The $60.1 million decrease in cash provided by Inventories reflected cash provided of $131.7 million for the three months ended March 31, 2024 as we liquidated excess inventory levels, as compared to cash provided of $71.6 million for the three months ended March 31, 2025 as we replenished inventory levels to align inventory supply with anticipated seasonal demand. The $40.3 million increase in cash used in Accounts Payable was primarily driven by the timing of inventory receipts, including higher in-season inventory, and increased related payments for the three months ended March 31, 2025 as compared to March 31, 2024. The $22.0 million increase in cash used in Accrued liabilities primarily reflected a decrease in our sales returns reserve for specific wholesale customers as compared to March 31, 2024.

Net cash used in investing activities was $61.4 million for the three months ended March 31, 2025, compared to $37.1 million of cash provided by investing activities for the three months ended March 31, 2024. The decrease in cash provided by investing was primarily driven by higher purchases of short-term investments in the first quarter of fiscal 2025, as compared to the first quarter of fiscal 2024.

Net cash used in financing activities was $118.6 million for the three months ended March 31, 2025 compared to $71.3 million for the three months ended March 31, 2024. The increase in cash used in financing in the first quarter of fiscal 2025 was primarily driven by higher share repurchases of common stock, as compared to the first quarter of fiscal 2024.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of March 31, 2025, we had cash and cash equivalents of $323.3 million and short-term investments of $335.1 million, compared to $531.9 million and $283.6 million, respectively, as of December 31, 2024 and $418.5 million and $369.3 million, respectively, as of March 31, 2024.

Committed Credit Facilities

As of March 31, 2025, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility. Refer to Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our domestic credit facility.

Further, as of March 31, 2025, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.8 million). There was no balance outstanding under the facility.

Uncommitted Credit Facilities

As of March 31, 2025, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$98.9 million. There were no balances outstanding under these facilities.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 28

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash and cash equivalents, short-term investments, cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of March 31, 2025, our inventory balance increased to $623.7 million, compared to $607.4 million as of March 31, 2024, as we replenished inventory levels to align inventory supply with anticipated seasonal demand, as compared to the same period in 2024 which saw inventory levels decrease as we liquidated excess inventory levels. We believe older season inventories represent a manageable portion of our total inventory mix.

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

Other cash commitments

Our inventory purchase obligations were $708.6 million as of March 31, 2025, compared to $473.0 million and $675.0 million as of December 31, 2024 and March 31, 2024, respectively.

There have been no other significant changes to our other cash commitments as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

CRITICAL ACCOUNTING ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. The business and economic uncertainty resulting from volatile geopolitical conditions, including expanded tariffs, have made such estimates and assumptions more difficult to calculate. Accordingly, actual results may differ from these estimates and assumptions.

We believe that the estimates, assumptions and judgments involved in the accounting for sales reserves, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our critical accounting policies and estimates.

Management regularly discusses with our audit committee our critical accounting estimates and the development and selection of these accounting estimates. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 29

used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

There have been no significant changes to the Company's significant accounting policies described in Note 2 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of March 31, 2025 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 30

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

The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Rapidly Evolving U.S. Global Trade Policy Has Had and May Continue to Have an Adverse Impact on Our Business, Operating Results and Financial Condition.

Our imported products are subject to duties, tariffs or import limitations that affect the cost and quantity of various types of goods imported into the U.S. and other markets. The changes in U.S. global trade policy, and ongoing uncertainty around future tariff rates, have had and may continue to have, an adverse impact on our business, financial condition and operating results and may (and in many cases, have):

•Reduce our ability to achieve planned consumer demand at our stores, (see "We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations");
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
•Impact global economic conditions and contribute to an economic slowdown, possibly resulting in a U.S. or global recession (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings" and "We May Incur Additional Expenses, Be Unable to Obtain Financing, or Be Unable to Meet Financial Covenants of Our Financing Agreements as a Result of Downturns in the Global Markets");
•Cause disruptions in the supply chain, including the timeliness of product deliveries and the ability to deliver product (see “Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of Manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact Our Gross Margin and Results of Operations”, “For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays” and “Our Success Depends on Our Third-Party Logistics Providers and Our Third-Party Distribution Facilities”);
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 31

•Impact previous business assumptions (see "Acquisitions Are Subject to Many Risks", "We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate" and "Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect Our Gross Margin");
•Cause the implementation of cost containment measures and reductions in capital expenditures, including those relating to strategic priorities (see “We May Be Unable to Execute Our Strategic Priorities, Which Could Limit Our Ability to Invest in and Grow Our Business”);
•Restrict global business and travel (see “Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business”);
•Cause currency rate fluctuations (see “Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings”);
•Result in rising costs across our U.S. operations, as the prices of goods ranging from building materials to automobiles increase in response to new tariffs;
•Result in supply chain finance issues or otherwise impair the health of our contract manufacturers (see “Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact our Gross Margin and Results of Operations”);
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.

In addition, the impact of U.S. global trade policy changes may also exacerbate other risks discussed in this Item 1A, any of which could have a material adverse effect on us. New or increased tariffs or other trade restrictions, retaliatory actions, or anti-American sentiment could also exacerbate the risks outlined above and in this Item 1A. Changes in tariffs may also affect our ability to compete globally, including the risk of international markets being impacted by the influx of goods originally planned for U.S. consumption by our competitors, or cause a change to our sourcing strategy, which we may or may not be able to implement based on timing and availability. The current trade environment is dynamic in nature, including uncertainties relating to the duration, magnitude and scope of the U.S. tariffs.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 32

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 33

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

In addition, contract manufacturers may fail to perform as expected. If a contract manufacturer fails to ship orders in a timely manner or is unable to produce contracted for goods (including as a result of third-party supply chain financing issues), we could experience supply disruptions that result in missed delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price or cause us to incur additional freight costs. We may also not be able to produce the goods necessary to meet our demand and experience lost sales.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 34

there are no guarantees that additional contract manufacturers will be available. In addition, depending on the timing, any changes in sources or materials may result in increased costs or production delays.

Our Success Depends on Our Third-Party Logistics Providers and Our Third-Party Distribution Facilities.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 35

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 36

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 37

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

Changes to the U.S. tax laws being proposed by the U.S. presidential administration may impact our U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 38

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

We employ several strategies in an effort to mitigate this transactional currency risk, but these strategies may not fully mitigate the negative effects of adverse foreign currency exchange rate fluctuations on the cost of our finished goods in a given period and there is no assurance that price increases will be accepted by our wholesale customers, international distributors or consumers. Our gross margins are adversely affected whenever we are not able to offset the full extent of finished goods cost increases caused by adverse fluctuations in foreign currency exchange rates.

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 39

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 40

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 41

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of March 31, 2025, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just over 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through March 31, 2025, our Board of Directors has authorized the repurchase of $2.6 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of March 31, 2025, we had repurchased 39.3 million shares at an aggregate purchase price of $2,073.9 million, and had $526.1 million remaining available under the share repurchase program, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2025 through January 31, 2025	—	$—	—	$627.6
February 1, 2025 through February 28, 2025	923,879	$80.58	923,879	$553.1
March 1, 2025 through March 31, 2025	327,905	$82.33	327,905	$526.1
Total	1,251,784	$81.03	1,251,784	$526.1
COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 42

ITEM 5.	Other Information

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the first quarter of 2025.

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

3.2	2023 Amended and Restated Bylaws of Columbia Sportswear Company (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on February 1, 2023) (File No. 000-23939).
10.1+	Form of Long-Term Incentive Cash Award Agreement (Cumulative Operating Income) for cash awards granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024.
10.2+
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

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 43

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	May 8, 2025	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q1 2025 FORM 10-Q | 44