Form 10-Q
period 2025-06-30
COLUMBIA SPORTSWEAR CO
filed 2025-08-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
The number of shares outstanding of the registrant's common stock on July 25, 2025 was 54,770,067.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, manufacturing locations of our inventory, inventory mix, the continued licensing of certain of our proprietary rights, consumer and customer spending and preferences, the performance of our international businesses, tariffs, international trade policy and the economic and geopolitical environment, consumer and customer behaviors and expectations and our ability to serve and retain existing, value-oriented consumers while attracting new consumers, the impact of new Columbia branded stores, the effect of our pricing, promotional and segmentation strategies, the impact of seasonal trends, risk management strategies, the performance and expected benefits of our Profit Improvement Program and the Columbia brand ACCELERATE Growth Strategy, the countries from which we expect to source raw materials, capital expenditures, and our short and long-term cash needs and our ability to meet those needs.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$427,804	$531,869	$341,822
Short-term investments	151,223	283,608	369,276
Accounts receivable, net of allowance of $5,291, $4,789 and $5,878, respectively	290,573	417,539	222,628
Inventories	926,929	690,515	823,557
Prepaid expenses and other current assets	97,500	85,051	90,527
Total current assets	1,894,029	2,008,582	1,847,810
Property, plant and equipment, net of accumulated depreciation of $746,813, $709,785 and $689,511 respectively	283,221	282,908	277,509
Operating lease right-of-use assets	432,833	399,669	360,721
Intangible assets, net	79,221	79,221	79,221
Goodwill	26,694	26,694	26,694
Deferred income taxes	111,296	104,203	97,428
Other non-current assets	63,083	73,988	71,438
Total assets	$2,890,377	$2,975,265	$2,760,821
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$478,948	$385,695	$267,853
Accrued liabilities	201,670	273,330	201,700
Operating lease liabilities	78,463	75,857	72,101
Income taxes payable	2,201	31,663	2,787
Total current liabilities	761,282	766,545	544,441
Non-current operating lease liabilities	402,726	373,328	339,327
Income taxes payable	14,050	13,176	13,615
Deferred income taxes	340	310	64
Other long-term liabilities	58,107	41,867	39,412
Total liabilities	1,236,505	1,195,226	936,859
Commitments and contingencies (Note 8)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 54,769, 56,245 and 58,752 issued outstanding, respectively	—	—	—
Retained earnings	1,720,719	1,843,261	1,878,972
Accumulated other comprehensive loss	(66,847)	(63,222)	(55,010)
Total shareholders' equity	1,653,872	1,780,039	1,823,962
Total liabilities and shareholders' equity	$2,890,377	$2,975,265	$2,760,821

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$605,246	$570,244	$1,383,698	$1,340,226
Cost of sales	308,138	296,825	690,533	677,248
Gross profit	297,108	273,419	693,165	662,978
Selling, general and administrative expenses	325,628	302,749	680,099	652,019
Net licensing income	4,929	5,528	9,851	9,920
Operating income (loss)	(23,591)	(23,802)	22,917	20,879
Interest income, net	4,838	8,344	11,655	17,541
Other non-operating income, net	2,164	476	3,715	747
Income (loss) before income tax	(16,589)	(14,982)	38,287	39,167
Income tax expense (benefit)	(6,393)	(3,241)	6,235	8,608
Net income (loss)	$(10,196)	$(11,741)	$32,052	$30,559

Earnings (loss) per share:
Basic	$(0.19)	$(0.20)	$0.58	$0.51
Diluted	$(0.19)	$(0.20)	$0.58	$0.51
Weighted average shares outstanding:
Basic	54,777	59,093	55,253	59,458
Diluted	54,777	59,093	55,395	59,603

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(10,196)	$(11,741)	$32,052	$30,559
Other comprehensive loss:
Change in available-for-sale securities (net of tax effect of $0, $0, $26 and $46, respectively)	—	—	(84)	(145)
Change in derivative transactions (net of tax effects of $8,156, $(1,550), $11,139 and $(4,985), respectively)	(25,946)	4,057	(33,904)	13,834
Foreign currency translation adjustments (net of tax effects of $(5,342), $162, $(5,565) and $349, respectively)	20,550	(7,876)	30,363	(22,863)
Other comprehensive loss	(5,396)	(3,819)	(3,625)	(9,174)
Comprehensive income (loss)	$(15,592)	$(15,560)	$28,427	$21,385

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$32,052	$30,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,931	29,142
Non-cash lease expense	41,274	37,419
Provision for uncollectible accounts receivable	1,786	1,502
Deferred income taxes	(340)	2,101
Share-based compensation	11,799	12,008
Other, net	(2,200)	(9,800)
Changes in operating assets and liabilities:
Accounts receivable	136,579	191,737
Inventories	(218,102)	(88,753)
Prepaid expenses and other current assets	(27,561)	(2,809)
Other assets	2,546	1,159
Accounts payable	88,004	31,105
Accrued liabilities	(89,215)	(63,626)
Income taxes payable	(28,489)	(26,688)
Operating lease assets and liabilities	(42,432)	(37,275)
Other liabilities	3,482	1,112
Net cash provided by (used in) operating activities	(62,886)	108,893
Cash flows from investing activities:
Purchases of short-term investments	(261,449)	(388,348)
Sales and maturities of short-term investments	402,067	446,087
Capital expenditures	(30,036)	(27,788)
Net cash provided by investing activities	110,582	29,951
Cash flows from financing activities:
Proceeds from issuance of common stock related to share-based compensation	5,111	3,747
Tax payments related to share-based compensation	(5,656)	(4,461)
Repurchase of common stock	(131,687)	(102,618)
Cash dividends paid	(33,030)	(35,628)
Net cash used in financing activities	(165,262)	(138,960)
Net effect of exchange rate changes on cash	13,501	(8,381)
Net decrease in cash and cash equivalents	(104,065)	(8,497)
Cash and cash equivalents, beginning of period	531,869	350,319
Cash and cash equivalents, end of period	$427,804	$341,822
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$72,590	$58,151
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$8,225	$6,283
Repurchases of common stock not settled	$—	$8,114

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, March 31, 2025	55,169	$—	$1,771,218	$(61,451)	$1,709,767
Net loss	—	—	(10,196)	—	(10,196)
Other comprehensive loss	—	—	—	(5,396)	(5,396)
Cash dividends ($0.30 per share)	—	—	(16,430)	—	(16,430)
Issuance of common stock related to stock-based compensation, net	26	74	—	—	74
Share-based compensation expense	—	6,575	—	—	6,575
Repurchase of common stock	(426)	(6,376)	(23,873)	—	(30,249)
Excise taxes related to repurchase of common stock	—	(273)	—	—	(273)
Balance, June 30, 2025	54,769	$—	$1,720,719	$(66,847)	$1,653,872

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, March 31, 2024	59,473	$—	$1,960,634	$(51,191)	$1,909,443
Net loss	—	—	(11,741)	—	(11,741)
Other comprehensive loss	—	—	—	(3,819)	(3,819)
Cash dividends ($0.30 per share)	—	—	(17,701)	—	(17,701)
Issuance of common stock related to stock-based compensation, net	62	2,534	—	—	2,534
Share-based compensation expense	—	6,364	—	—	6,364
Repurchase of common stock	(783)	(8,344)	(52,220)	—	(60,564)
Excise taxes related to repurchase of common stock	—	(554)	—	—	(554)
Balance, June 30, 2024	58,752	$—	$1,878,972	$(55,010)	$1,823,962

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2024	56,245	$—	$1,843,261	$(63,222)	$1,780,039
Net income	—	—	32,052	—	32,052
Other comprehensive loss	—	—	—	(3,625)	(3,625)
Cash dividends ($0.60 per share)	—	—	(33,030)	—	(33,030)
Issuance of common stock related to share-based compensation, net	202	(545)	—	—	(545)
Share-based compensation	—	11,799	—	—	11,799
Repurchase of common stock	(1,678)	(10,123)	(121,564)	—	(131,687)
Excise taxes related to repurchase of common stock	—	(1,131)	—	—	(1,131)
Balance, June 30, 2025	54,769	$—	$1,720,719	$(66,847)	$1,653,872

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2023	59,996	$—	$1,984,446	$(45,836)	$1,938,610
Net income	—	—	30,559	—	30,559
Other comprehensive loss	—	—	—	(9,174)	(9,174)
Cash dividends ($0.60 per share)	—	—	(35,628)	—	(35,628)
Issuance of common stock related to share-based compensation, net	170	(714)	—	—	(714)
Share-based compensation	—	12,008	—	—	12,008
Repurchase of common stock	(1,414)	(10,327)	(100,405)	—	(110,732)
Excise taxes related to repurchase of common stock	—	(967)	—	—	(967)
Balance, June 30, 2024	58,752	$—	$1,878,972	$(55,010)	$1,823,962

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2025, December 31, 2024 and June 30, 2024, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The December 31, 2024 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 8

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Three Months Ended June 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$291,406	$84,945	$96,435	$21,516	$494,302
Footwear	43,711	27,388	34,127	5,718	110,944
Total	$335,117	$112,333	$130,562	$27,234	$605,246
Channel net sales
Wholesale	$137,921	$58,033	$107,590	$13,674	$317,218
Direct-to-consumer	197,196	54,300	22,972	13,560	288,028
Total	$335,117	$112,333	$130,562	$27,234	$605,246

	Three Months Ended June 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$292,353	$73,538	$76,742	$21,307	$463,940
Footwear	47,875	25,946	27,180	5,303	106,304
Total	$340,228	$99,484	$103,922	$26,610	$570,244
Channel net sales
Wholesale	$132,394	$47,414	$86,755	$11,821	$278,384
Direct-to-consumer	207,834	52,070	17,167	14,789	291,860
Total	$340,228	$99,484	$103,922	$26,610	$570,244

	Six Months Ended June 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$685,039	$205,237	$173,418	$59,428	$1,123,122
Footwear	121,259	59,306	64,624	15,387	260,576
Total	$806,298	$264,543	$238,042	$74,815	$1,383,698
Channel net sales:
Wholesale	$356,755	$136,593	$181,596	$42,043	$716,987
Direct-to-consumer	449,543	127,950	56,446	32,772	666,711
Total	$806,298	$264,543	$238,042	$74,815	$1,383,698

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$689,841	$181,501	$149,132	$62,520	$1,082,994
Footwear	124,793	56,629	59,310	16,500	257,232
Total	$814,634	$238,130	$208,442	$79,020	$1,340,226
Channel net sales:
Wholesale	$349,528	$114,445	$162,503	$42,805	$669,281
Direct-to-consumer	465,106	123,685	45,939	36,215	670,945
Total	$814,634	$238,130	$208,442	$79,020	$1,340,226

PERFORMANCE OBLIGATIONS

For the three and six months ended June 30, 2025 and 2024, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.

CONTRACT BALANCES

As of June 30, 2025, December 31, 2024 and June 30, 2024, the Company did not have any contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

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

The following tables present segment financial information for the Company's reportable segments:

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$335,117	$112,333	$130,562	$27,234	$605,246
Cost of sales	165,780	53,973	74,248	14,137	308,138
Segment selling, general and administrative expenses	134,401	44,736	29,833	11,161	220,131
Other segment items(a)	17,598	6,602	4,851	3,890	32,941
Segment operating income (loss)	17,338	7,022	21,630	(1,954)	44,036
Reconciliation to income before income tax:
Unallocated corporate expenses					67,627
Operating loss					(23,591)
Interest income, net					4,838
Other non-operating income, net					2,164
Loss before income tax					$(16,589)
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

	Three Months Ended June 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$340,228	$99,484	$103,922	$26,610	$570,244
Cost of sales	176,858	46,287	60,278	13,402	296,825
Segment selling, general and administrative expenses	119,590	40,717	24,194	9,539	194,040
Other segment items(a)	20,314	6,398	5,031	3,692	35,435
Segment operating income (loss)	23,466	6,082	14,419	(23)	43,944
Reconciliation to income before income tax:
Unallocated corporate expenses					67,746
Operating loss					(23,802)
Interest income, net					8,344
Other non-operating income, net					476
Loss before income tax					$(14,982)
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

	Six Months Ended June 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$806,298	$264,543	$238,042	$74,815	$1,383,698
Cost of sales	405,688	120,251	127,103	37,491	690,533
Segment selling, general and administrative expenses	280,784	97,817	61,971	22,700	463,272
Other segment items(a)	36,534	13,123	8,360	7,615	65,632
Segment operating income	83,292	33,352	40,608	7,009	164,261
Reconciliation to income before income tax:
Unallocated corporate expenses					141,344
Operating income					22,917
Interest income, net					11,655
Other non-operating income, net					3,715
Income before income tax					$38,287
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$814,634	$238,130	$208,442	$79,020	$1,340,226
Cost of sales	418,844	105,332	113,072	40,000	677,248
Segment selling, general and administrative expenses	258,508	90,938	52,990	19,902	422,338
Other segment items(a)	40,823	13,956	8,815	7,973	71,567
Segment operating income	96,459	27,904	33,565	11,145	169,073
Reconciliation to income before income tax:
Unallocated corporate expenses					148,194
Operating income					20,879
Interest income, net					17,541
Other non-operating income, net					747
Income before income tax					$39,167
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

The following table presents segment depreciation and amortization expense information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization expense:
U.S.	$6,642	$5,775	$12,742	$11,576
LAAP	1,640	1,430	3,179	2,819
EMEA	1,158	961	2,212	1,931
Canada	812	710	1,522	1,403
Unallocated corporate expense	4,214	5,196	8,276	11,413
	$14,466	$14,072	$27,931	$29,142

The following table presents segment asset information:

	As of
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Inventories:
U.S.	$585,639	$450,014	$528,415
LAAP	130,487	108,818	103,509
EMEA	127,928	79,710	106,483
Canada	82,875	51,973	85,150
Total segment assets	926,929	690,515	823,557
All other assets	1,963,448	2,284,750	1,937,264
Total assets	$2,890,377	$2,975,265	$2,760,821

CONCENTRATIONS

No single customer accounted for 10% or more of Net sales for the three and six months ended June 30, 2025 and 2024.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 12

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

SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense, which is primarily recorded in Selling, general and administrative ("SG&A") expenses, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Share-based compensation expense - equity awards	$6,575	$6,364	$11,799	$12,008
Share-based compensation expense - liability awards	163	—	446	—
Total	$6,738	$6,364	$12,245	$12,008

STOCK OPTIONS

During the six months ended June 30, 2025, the Company granted a total of 160,263 stock options at a weighted average grant date fair value of $19.23 per option. As of June 30, 2025, unrecognized costs related to outstanding stock options, which are net of estimated forfeitures, totaled $8.2 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.25 years.

RESTRICTED STOCK UNITS

Time-Based Restricted Stock Units

During the six months ended June 30, 2025, the Company granted 361,657 time-based restricted stock units ("time-based RSUs") at a weighted average grant date fair value of $80.52 per time-based RSU. As of June 30, 2025, unrecognized costs related to outstanding time-based RSUs, which are net of estimated forfeitures, totaled $43.8 million, before any related tax benefit. These unrecognized costs related to time-based RSUs are expected to be recognized over a weighted average period of 2.81 years.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2025, the Company granted 22,860 performance-based restricted stock units (“performance-based RSUs”) at a weighted average grant date fair value of $81.05 per performance-based RSU. As of June 30, 2025, unrecognized costs related to outstanding performance-based RSUs, which are net of estimated forfeitures and reflect achievement of performance forecasted as of the balance sheet date, totaled $1.0 million, before any related tax benefit. These unrecognized costs related to performance-based RSUs are expected to be recognized over a weighted average period of 1.76 years.

Market-Based Restricted Stock Units

During the six months ended June 30, 2025, the Company granted 22,860 market-based restricted stock units (“market-based RSUs”) at a weighted average grant date fair value of $117.40 per market-based RSU. As of June 30, 2025, unrecognized costs related to outstanding market-based RSUs, which are net of estimated forfeitures, totaled $3.0 million, before any related tax benefit. These unrecognized costs related to market-based RSUs are expected to be recognized over a weighted average period of 2 years.

Market-Based Long-Term Cash Awards

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
During the six months ended June 30, 2025, the Company issued a long-term cash award to its Chief Executive Officer with a target value of $1.3 million that includes both a market and time-based vesting condition. As of June 30, 2025, the fair value of all outstanding market-based long-term cash awards was $2.8 million and the Company had unrecognized compensation costs of $1.9 million. These unrecognized costs are expected to be recognized over a weighted average period of 1.98 years.

NOTE 5 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	54,777	59,093	55,253	59,458
Effect of dilutive stock options and restricted stock units	—	—	142	145
Weighted average common shares outstanding, used in computing diluted earnings (loss) per share	54,777	59,093	55,395	59,603

Earnings (loss) per share:
Basic	$(0.19)	$(0.20)	$0.58	$0.51
Diluted	$(0.19)	$(0.20)	$0.58	$0.51

Weighted average common shares excluded (1)	2,929	2,969	2,230	2,029
(1) Common stock related to stock options, time-based restricted stock units, market-based restricted stock units, and performance-based restricted stock units were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(23,000)	(23,000)	(23,000)
Accumulated amortization	(37,198)	(37,198)	(37,198)
Net carrying amount	—	—	—
Intangible assets with indefinite lives	79,221	79,221	79,221
Intangible assets, net	$79,221	$79,221	$79,221

Intangible assets subject to amortization were fully amortized for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, amortization expense for intangible assets subject to amortization was $0.3 million and $0.7 million, respectively.

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

The Company’s outstanding payables under the SCF program were $137.2 million, $81.3 million and $0 million as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively, and were recorded within Accounts payable on the Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 15

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

NOTE 9 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2025, the Company's Board of Directors has authorized the repurchase of $2.6 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of June 30, 2025, the Company had repurchased 39.7 million shares at an aggregate purchase price of $2,104.1 million and had $495.9 million remaining available under the share repurchase program, excluding excise tax. During the three and six months ended June 30, 2025, the Company repurchased an aggregate of $30.2 million and $131.7 million, respectively, of common stock under this program, excluding excise tax.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive loss:

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2025	$15,436	$(76,887)	$(61,451)
Other comprehensive loss before reclassifications	(24,065)	20,550	(3,515)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,881)	—	(1,881)
Net other comprehensive loss during the period	(25,946)	20,550	(5,396)
Balance as of June 30, 2025	$(10,510)	$(56,337)	$(66,847)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2024	$13,466	$(64,657)	$(51,191)
Other comprehensive loss before reclassifications	5,451	(7,876)	(2,425)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,394)	—	(1,394)
Net other comprehensive loss during the period	4,057	(7,876)	(3,819)
Balance as of June 30, 2024	$17,523	$(72,533)	$(55,010)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 16

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2024	$84	$23,394	$(86,700)	$(63,222)
Other comprehensive income before reclassifications	—	(29,975)	30,363	388
Amounts reclassified from accumulated other comprehensive loss (1)	(84)	(3,929)	—	(4,013)
Net other comprehensive loss during the period	(84)	(33,904)	30,363	(3,625)
Balance as of June 30, 2025	$—	$(10,510)	$(56,337)	$(66,847)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2023	$145	$3,689	$(49,670)	$(45,836)
Other comprehensive loss before reclassifications	—	17,178	(22,863)	(5,685)
Amounts reclassified from accumulated other comprehensive loss (1)	(145)	(3,344)	—	(3,489)
Net other comprehensive loss during the period	(145)	13,834	(22,863)	(9,174)
Balance as of June 30, 2024	$—	$17,523	$(72,533)	$(55,010)
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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 17

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following table presents the gross notional amount of outstanding derivative instruments:

	As of
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$770,702	$550,591	$488,039
Derivative instruments not designated as hedges:
Currency forward contracts	$279,092	$263,103	$377,391

As of June 30, 2025, $1.1 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of June 30, 2025, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $1.8 million as of June 30, 2025. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

		As of
(in thousands)	Balance Sheet Classification	June 30, 2025	December 31, 2024	June 30, 2024
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$4,227	$20,890	$10,688
Currency forward contracts	Other non-current assets	$844	$9,137	$6,492
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$10,764	$853	$1,106
Currency forward contracts	Other long-term liabilities	$12,371	$13	$65
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,648	$3,739	$6,046
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$1,478	$872	$993

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 18

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2025	2024	2025	2024
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive loss, net of tax	—	$(24,065)	$5,451	$(29,975)	$17,178
Loss reclassified from accumulated other comprehensive loss to income for the effective portion	Net sales	$(39)	$(60)	$(480)	$(342)
Gain reclassified from accumulated other comprehensive loss to income for the effective portion	Cost of sales	$2,535	$2,005	$5,666	$4,976
Gain (loss) reclassified from accumulated other comprehensive loss to income as a result of cash flow hedge discontinuance	Other non-operating income, net	$(54)	$—	$(54)	$68
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income, net	$(1,349)	$1,604	$(1,961)	$4,529

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 19

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,056	$—	$—	$1,056
U.S. government treasury bills	—	149,404	—	149,404
Time deposits (1)	—	30,678	—	30,678
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. government treasury bills	—	149,117	—	149,117
Other short-term investments:
Money market funds	260	—	—	260
Mutual fund shares	1,846	—	—	1,846
Prepaid expenses and other current assets:
Derivative financial instruments	—	5,875	—	5,875
Other non-current assets:
Money market funds	2,620	—	—	2,620
Mutual fund shares	29,727	—	—	29,727
Derivative financial instruments	—	844	—	844
Total assets measured at fair value	$35,509	$335,918	$—	$371,427
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$12,242	$—	$12,242
Other long-term liabilities:
Derivative financial instruments	—	12,371	—	12,371
Total liabilities measured at fair value	$—	$24,613	$—	$24,613
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 20

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 21

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2024
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

NOTE 13 — SUBSEQUENT EVENTS

On July 4, 2025, Public Law No: 119-21 was enacted in the U.S. The legislation includes, among other provisions, changes to U.S. corporate income tax law including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is currently assessing the impact of the legislation on its consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 22

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

ACCELERATE Growth Strategy

Last year, we announced the Columbia brand ("Brand") ACCELERATE Growth Strategy. At its core, the ACCELERATE Growth Strategy is intended to elevate the Brand to target a younger and more active consumer while maintaining those consumers that have known and trusted Columbia to offer high quality products at an exceptional value. It is a multi-year initiative centered around several consumer-centric shifts to the Brand, product and marketplace strategies, as well as enhanced ways of working. We believe successful execution of the ACCELERATE Growth Strategy can elevate the Brand and drive profitable growth. Through the ACCELERATE Growth Strategy, we will focus on achieving the following objectives:
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

Profit Improvement Program

Concurrent with the ACCELERATE Growth Strategy, we continue to make progress on our multi-year Profit Improvement Program to accelerate profitable growth and improve the efficiency of our operations. The Profit Improvement Program focuses on four areas of cost reduction and realignment, including:
•operational cost savings;
•organizational cost savings;
•operating model improvements; and
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 23

•indirect, or non-inventory, spending.

In 2024, our Profit Improvement Program resulted in approximately $90 million of annualized cost savings. In early 2025, in response to ongoing SG&A expense and operating profit pressures, we initiated a review of our cost structure to pursue additional cost savings, beyond the previously stated $125 to $150 million target. On a cumulative basis, actions executed in 2024 and through the first half of 2025 yield annualized cost savings exceeding $150 million. Despite achieving our target, we continue to pursue profit improvement opportunities. Our Profit Improvement Program is intended to lower the Company's SG&A expenses as a percentage of consolidated net sales and to increase the Company's operating margin, over time.

Business Environment and Trends

Tariffs Uncertainty | We are headquartered in the U.S. and are subject to the laws and regulations governing companies operating in the U.S. The U.S. presidential administration has announced incremental tariffs on products imported into the U.S. from most countries. These incremental tariffs are in addition to the product-based tariffs the Company already pays for its imported goods into the U.S. These actions, and the potential for retaliatory actions by other countries and their consumers, have led to significant volatility and uncertainty in global markets. We expect Vietnam, Bangladesh, Indonesia, and India to represent approximately 42 percent, 26 percent, 11 percent, and 9 percent, respectively, of our finished goods imports into the U.S. in 2025. Additionally, we expect for China to represent a minimal percent of our finished goods imports into the U.S. in 2025. While we have very little direct exposure to the new U.S. tariffs on products from China, China remains a strategically important country for us, and we intend to continue investing in product creation capabilities in China and remain committed to manufacturing in China to support our China direct business as well as other international markets. Additional information about the potential expense related to these incremental tariffs can be found in Part II, Item 5 under "Tariff Expense" of this Quarterly Report on Form 10-Q.

In an effort to mitigate the impact of further potential tariff increases, we have partnered with our finished goods vendors and logistics providers to accelerate the timing of inventory receipts. Additionally, we have worked with our wholesale customers to ship Fall 2025 orders earlier than initially planned, which will help alleviate storage capacity constraints within our distribution center network. Nevertheless, we have begun to incur additional temporary storage expenses as a result of these earlier inventory receipts.

Higher tariffs on U.S. imports are already adversely impacting our U.S. product input costs. We expect these incremental tariffs may also impact demand for our products as consumers weigh discretionary spending. We expect our inventories to also be impacted by a reduction in consumer and customer demand, and have rationalized Fall 2025 inventory buys and are evaluating Spring 2026 inventory plans, while seeking to preserve our strategic sourcing relationships, in order to reduce the risk of holding excess inventory.

For Fall 2025, we are focused on maximizing our marketplace opportunity. We are working with our wholesale partners to deliver value to consumers and keep inventory and wholesale partner margins healthy. As a result, at this point in time, we expect to absorb much of the incremental tariff cost related to Fall 2025 as the costs are realized. For 2026, we are implementing strategies to offset the impact of higher U.S. tariffs on our business. Our goal is to offset higher tariffs over time through a combination of actions including price increases, vendor negotiations, SG&A expense efficiencies and other mitigation tactics. We intend to balance these actions with our overall growth strategy, seeking to minimize the impact to consumer demand and maximize our market share potential.

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

Evolving North America Strategy | Over the past year, U.S. consumer demand for many traditional outdoor apparel and footwear brands has softened. This weakness can be attributed to several factors, including a highly competitive environment as many brands have shifted their strategies and new brands have entered the marketplace to capitalize on the emergence of casual and lifestyle trends. In response to these trends and to drive profitable growth, the Columbia brand initiated the ACCELERATE Growth Strategy, to retain our historical value-oriented consumers while attracting younger and more active consumers to the Columbia brand. As part of the Columbia brand ACCELERATE Growth Strategy, we are approaching the North America marketplace with an updated omni-channel perspective and evaluating how, when, and where we utilize promotions across all channels, creating new product assortments and enhancing our marketing to attract these younger and more active consumers.

During 2024, we shifted our marketing strategies for the Columbia brand's U.S. direct-to-consumer ("DTC") e-commerce business to become less promotional, in order for Columbia.com to represent the best expression of the Brand. In our DTC brick-and-mortar business, we have
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 24

opened a small number of branded stores in high-traffic shopping malls in North America, featuring elevated product assortments that showcase Columbia’s apparel and footwear innovations. Within our U.S. wholesale business, we are implementing pricing, promotional and segmentation strategies that are also intended to elevate the positioning of the Brand in the marketplace while continuing to serve our core consumer base that is focused primarily on value. To capture demand associated with value-oriented consumers, we have increasingly relied on our fleet of DTC brick-and-mortar outlet stores.

We remain committed to increasing our investment in demand creation in 2025 to bring our new highly differentiated marketing campaign and products to life. In August 2025, we began the roll out of our new global marketing platform that will be the Columbia brand character and voice for years to come. This new campaign is designed to bring Columbia back to the roots of what made us an iconic global brand, by leveraging our signature irreverence and humor in memorable advertising.

Not only are we investing more in demand creation, but we are also investing more efficiently, leveraging modern digital and social-first strategies. We are launching a new site redesign on Columbia.com with enhanced mobile capabilities and up-leveled photography that highlights the beauty and craftsmanship of our iconic products. We are also enhancing our product assortment to emphasize innovation and style, with new product launching this coming Fall.

International Trends | We have not seen a meaningful change in trends in the majority of our international businesses, which were quite healthy in the first half of 2025. Across our LAAP and EMEA markets, our product offerings, marketing activations and marketplace strategies, are working to create a more premium Columbia brand experience. However, it is not possible to predict the extent to which U.S. tariff actions will impact international economic growth and consumer demand for our products globally.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 25

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except for percentage of net sales and per share amounts)	2025		2024		2025		2024
Net sales	$605,246	100.0%	$570,244	100.0%	$1,383,698	100.0%	$1,340,226	100.0%
Cost of sales	308,138	50.9%	296,825	52.1%	690,533	49.9%	677,248	50.5%
Gross profit	297,108	49.1%	273,419	47.9%	693,165	50.1%	662,978	49.5%
Selling, general and administrative expenses	325,628	53.8%	302,749	53.1%	680,099	49.2%	652,019	48.6%
Net licensing income	4,929	0.8%	5,528	1.0%	9,851	0.7%	9,920	0.7%
Operating income (loss)	(23,591)	(3.9)%	(23,802)	(4.2)%	22,917	1.7%	20,879	1.6%
Interest income, net	4,838	0.8%	8,344	1.5%	11,655	0.8%	17,541	1.3%
Other non-operating income, net	2,164	0.4%	476	0.1%	3,715	0.3%	747	0.1%
Income (loss) before income tax	(16,589)	(2.7)%	(14,982)	(2.6)%	38,287	2.8%	39,167	3.0%
Income tax expense (benefit)	(6,393)	(1.1)%	(3,241)	(0.6)%	6,235	0.5%	8,608	0.6%
Net income (loss)	$(10,196)	(1.7)%	$(11,741)	(2.0)%	$32,052	2.3%	$30,559	2.4%

Diluted earnings (loss) per share	$(0.19)		$(0.20)		$0.58		$0.51
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 26

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$548,345	$(2,202)	$546,143	$508,613	8%	7%
SOREL	18,826	(5)	18,821	21,034	(10)%	(11)%
prAna	20,537	3	20,540	21,796	(6)%	(6)%
Mountain Hardwear	17,538	(42)	17,496	18,801	(7)%	(7)%
Total	$605,246	$(2,246)	$603,000	$570,244	6%	6%

Product category net sales:
Apparel, accessories and equipment	$494,302	$(1,353)	$492,949	$463,940	7%	6%
Footwear	110,944	(893)	110,051	106,304	4%	4%
Total	$605,246	$(2,246)	$603,000	$570,244	6%	6%

Channel net sales:
Wholesale	$317,218	$(1,015)	$316,203	$278,384	14%	14%
Direct-to-consumer	288,028	(1,231)	286,797	291,860	(1)%	(2)%
Total	$605,246	$(2,246)	$603,000	$570,244	6%	6%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increase was driven by growth within our EMEA, LAAP and Canada regions, partially offset by declines in the U.S., as compared to the same period in 2024. The growth in our EMEA and LAAP net sales was largely driven by increased net sales of our Columbia brand across both wholesale and DTC channels in most markets. We attribute the international strength of the Columbia brand to the execution of our business strategies and brand positioning, as well as to the benefit of certain trends and/or factors favorably impacting the outdoor apparel and footwear sector. The growth in our Canada net sales reflects the impact of favorable timing of wholesale shipments, partially offset by declines in our Canada DTC business.

The decline in the U.S. net sales was driven by declines in our U.S. DTC e-commerce and brick-and-mortar businesses, partially offset by growth in our U.S. wholesale business. The decline in our U.S. DTC e-commerce business was attributable to a challenging e-commerce environment for outdoor brands and increased competition within the outdoor lifestyle category, coupled with a difficult macroeconomic environment as global economic uncertainty weighs on consumer sentiment. The decline in our U.S. DTC brick-and-mortar business was attributable to the closure of our temporary clearance locations, partially offset by contributions from new stores. The increase in wholesale net sales reflected the impact of favorable timing of wholesale shipments and increased Spring 2025 orders, partially offset by lower closeout sales. Underlying business trends within our U.S. wholesale business remain under pressure.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages and basis points)	2025	2024	Change
Gross profit	$297,108	$273,419	$23,689	9%
Gross margin	49.1%	47.9%	120 bps

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 27

Gross margin expanded primarily due to the following factors:
•an approximate 245 bps increase in channel profitability resulting from healthier overall inventory composition, which enabled higher product margins across our wholesale and DTC channels. Higher wholesale margins were driven by lower closeout sales with higher margins and a favorable product net sales mix. Higher DTC margins were driven by less promotional activity and lower outbound freight costs; partially offset by
•unfavorable channel and regional net sales mix resulting from a higher portion of wholesale net sales, including distributor net sales, which generally carry lower margins.

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages and basis points)	2025	2024	Change
Selling, general and administrative expenses	$325,628	$302,749	$22,879	8%
Selling, general and administrative expenses as percent of net sales	53.8%	53.1%	70 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $12.7 million, reflecting higher DTC brick-and-mortar expenses associated with new stores, partially offset by temporary clearance location closures;
•higher demand creation expenses, reflecting our increased investment in demand creation in line with our ACCELERATE Growth Strategy; and
•higher other expenses, reflecting a variety of both recurring and non-recurring expenses.

Interest Income, Net. Interest income, net is summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages)	2025	2024	Change
Interest income, net	$4,838	$8,344	$(3,506)	(42)%
Interest income, net as a percent of net sales	0.8%	1.5%

Interest income, net decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments.

Income Tax Benefit. Income tax benefit and the related effective income tax rate are summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages)	2025	2024	Change
Income tax benefit	$(6,393)	$(3,241)	$(3,152)	97%
Effective income tax rate	38.5%	21.6%

Our effective income tax rate increased primarily due to a tax benefit associated with foreign currency losses.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 28

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$1,231,466	$10,268	$1,241,734	$1,172,578	5%	6%
SOREL	61,031	510	61,541	66,694	(8)%	(8)%
prAna	48,651	11	48,662	53,094	(8)%	(8)%
Mountain Hardwear	42,550	256	42,806	47,860	(11)%	(11)%
Total	$1,383,698	$11,045	$1,394,743	$1,340,226	3%	4%

Product category net sales:
Apparel, accessories and equipment	$1,123,122	$8,959	$1,132,081	$1,082,994	4%	5%
Footwear	260,576	2,086	262,662	257,232	1%	2%
Total	$1,383,698	$11,045	$1,394,743	$1,340,226	3%	4%

Channel net sales:
Wholesale	$716,987	$5,406	$722,393	$669,281	7%	8%
Direct-to-consumer	666,711	5,639	672,350	670,945	(1)%	—%
Total	$1,383,698	$11,045	$1,394,743	$1,340,226	3%	4%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increase was driven by growth within our EMEA and LAAP regions, partially offset by declines in the U.S. and Canada, as compared to the same period in 2024. The growth in our EMEA and LAAP net sales was largely driven by increased net sales of our Columbia brand across both wholesale and DTC channels in most markets. We attribute the international strength of the Columbia brand to the execution of our business strategies and brand positioning, as well as to the benefit of certain trends and/or factors favorably impacting the outdoor apparel and footwear sector.

The decline in the U.S. net sales was driven by declines in our U.S. DTC e-commerce and brick-and-mortar businesses, partially offset by growth in our U.S. wholesale business. The decline in our U.S. DTC e-commerce business was attributable to a challenging e-commerce environment for outdoor brands and increased competition within the outdoor lifestyle category, coupled with a difficult macroeconomic environment as global economic uncertainty weighs on consumer sentiment. A modest decline in our U.S. DTC brick-and-mortar business was attributable to the closure of our temporary clearance locations, partially offset by contributions from new stores. The increase in wholesale net sales reflected the impact of favorable timing of wholesale shipments and increased Spring 2025 orders, partially offset by lower closeout sales. Underlying business trends within our U.S. wholesale business remain under pressure.

The decline in Canada net sales was primarily attributable to a difficult macroeconomic environment as global uncertainty weighs on consumer spending, coupled with a shift of consumers turning to local brands.

Gross Profit. Gross profit is summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages and basis points)	2025	2024	Change
Gross profit	$693,165	$662,978	$30,187	5%
Gross margin	50.1%	49.5%	60 bps

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 29

Gross margin expanded primarily due to a favorable increase in channel profitability resulting from healthier overall inventory composition which enabled higher product margins across our wholesale and DTC channels. Higher wholesale margins were driven by lower closeout sales with higher margins. Higher DTC margins were driven by less promotional activity and lower outbound freight costs.

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages and basis points)	2025	2024	Change
Selling, general and administrative expenses	$680,099	$652,019	$28,080	4%
Selling, general and administrative expenses as percent of net sales	49.2%	48.6%	60 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $19.6 million, reflecting higher DTC brick-and-mortar expenses associated with new stores, partially offset by temporary clearance location closures;
•higher demand creation expenses, reflecting our increased investment in demand creation in line with our ACCELERATE Growth Strategy; and
•higher other expenses, reflecting a variety of both recurring and non-recurring expenses.

Interest Income, Net. Interest income, net is summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages)	2025	2024	Change
Interest income, net	$11,655	$17,541	$(5,886)	(34)%
Interest income, net as a percent of net sales	0.8%	1.3%

Interest income, net, decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages)	2025	2024	Change
Income tax expense	$6,235	$8,608	$(2,373)	(28)%
Effective income tax rate	16.3%	22.0%

Our effective income tax rate decreased primarily due to a tax benefit associated with foreign currency losses.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 30

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net sales by geographic segment are summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentage changes)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$335,117	$—	$335,117	$340,228	(2)%	(2)%
LAAP	112,333	(928)	111,405	99,484	13%	12%
EMEA	130,562	(2,010)	128,552	103,922	26%	24%
Canada	27,234	692	27,926	26,610	2%	5%
	$605,246	$(2,246)	$603,000	$570,244	6%	6%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income (loss) for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
U.S.	$17,338	$23,466	$(6,128)
LAAP	7,022	6,082	940
EMEA	21,630	14,419	7,211
Canada	(1,954)	(23)	(1,931)
Total segment operating income	44,036	43,944	92
Unallocated corporate expenses	67,627	67,746	(119)
Operating loss	$(23,591)	$(23,802)	$211

U.S.

U.S. operating income decreased $6.1 million to $17.3 million, or 5.2% of net sales, for the second quarter of 2025 from $23.5 million, or 6.9% of net sales, for the comparable period in 2024. The decrease was driven primarily by decreased net sales and increased segment SG&A expenses, partially offset by increased gross profit. U.S. net sales decreased $5.1 million, or 2%, for the second quarter of 2025, compared to the same period in 2024, primarily driven by decreased net sales in our DTC e-commerce and brick-and-mortar businesses, partially offset by net sales growth in our U.S. wholesale business. The decline in our U.S. DTC e-commerce business was attributable to a challenging e-commerce environment for outdoor brands and increased competition within the outdoor lifestyle category, coupled with a difficult macroeconomic environment as global economic uncertainty weighs on consumer sentiment. The decline in our U.S. DTC brick-and-mortar business was attributable to the closure of our temporary clearance locations, partially offset by contributions from new stores. As of June 30, 2025, our U.S. business operated 171 retail stores and 7 temporary clearance locations, compared to 163 retail stores and 46 temporary clearance locations for the comparable period in 2024. The increase in wholesale net sales reflected a shift of Spring 2025 and Fall 2025 shipments into the second quarter of 2025 and increased Spring 2025 orders, partially offset by lower closeout sales. U.S. segment SG&A expenses increased as a percentage of net sales to 40.0% for the second quarter of 2025, compared to 35.1% for the same period in 2024, driven primarily by fixed SG&A expense deleverage on decreased net sales. In total, U.S. segment SG&A expenses increased 12.1% for the three months ended June 30, 2025, as compared to the same period in 2024, driven primarily by our investment in demand creation in line with our ACCELERATE Growth Strategy.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 31

LAAP

LAAP operating income increased $0.9 million to $7.0 million, or 6.3% of net sales, for the second quarter of 2025 from $6.1 million, or 6.1% of net sales, for the comparable period in 2024. LAAP net sales increased 13% (12% constant-currency), for the second quarter of 2025, compared to the same period in 2024, primarily driven by our China, LAAP distributor and Japan businesses, partially offset by a decline in our Korea business. The growth in our China business was driven by robust demand across all channels, which we believe was attributable to the execution of our marketplace strategies, including premium product offerings and unique marketing activations. The growth was further aided by positive outdoor category trends as compared to the same period in the prior year. The growth in our LAAP distributor business was driven by growth in our Fall 2025 distributor orders as compared to the same period in the prior year. The growth in our Japan business was driven by healthy demand across all channels, which we believe was attributable to the execution of our marketplace strategies, as well as the effect of increased inbound international tourism. The decline in our Korea business reflected unfavorable effects from foreign currency fluctuation, which more than offset constant-currency net sales growth within our Korea wholesale business, which reflected a shift of Fall 2025 shipments into the second quarter of 2025, partially offset by a decline in our Korea DTC business. LAAP segment SG&A expenses decreased as a percentage of net sales to 39.8% for the second quarter of 2025, compared to 40.9% for the same period in 2024, driven by fixed SG&A expense leverage on increased net sales. In total, LAAP segment SG&A expenses increased 9.9% for the three months ended June 30, 2025, as compared to the same period in 2024.

EMEA

EMEA operating income increased $7.2 million to $21.6 million, or 16.6% of net sales, for the second quarter of 2025 from $14.4 million, or 13.9% of net sales, for the comparable period in 2024. The increase was driven primarily by increased net sales and gross profit, partially offset by increased segment SG&A expenses. EMEA net sales increased $26.6 million, or 26% (24% constant-currency), for the second quarter of 2025, compared to the same period in 2024, primarily driven by our EMEA distributor and Europe-direct businesses. The growth in our EMEA distributor business was primarily driven by growth in our Fall 2025 distributor orders, as well as a shift of Fall 2025 shipments out of the third quarter of 2025 into the second quarter of 2025, as compared to the same period in 2024. The growth in our Europe-direct businesses was driven by robust demand across all channels, which we believe was attributable to the execution of our marketplace strategies, including marketing activations and elevating the online and in-store customer experience. EMEA segment SG&A expenses decreased as a percentage of net sales to 22.9% for the second quarter of 2025, compared to 23.3% in 2024, driven by fixed SG&A expense leverage on increased net sales. In total, EMEA segment SG&A expenses increased 23.3% for the three months ended June 30, 2025, as compared to the same period in 2024.

Canada

Canada operating loss increased $1.9 million to $2.0 million, or 7.2% of net sales, for the second quarter of 2025 from $0.1 million, or 0.1% of net sales, for the comparable period in 2024. The increase was driven primarily by increased segment SG&A expenses. Canada net sales increased $0.6 million, or 2% (5% constant-currency), for the second quarter of 2025, compared to the same period in 2024, primarily driven by increased net sales in our Canada wholesale business, partially offset by decreased net sales in our Canada DTC business. Canada segment SG&A expenses increased as a percentage of net sales to 41.0% for the second quarter of 2025, compared to 35.8% for the same period in 2024, driven primarily by fixed SG&A expense deleverage on decreased net sales. In total, Canada segment SG&A expenses increased 17.0% for the three months ended June 30, 2025, as compared to the same period in 2024.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $0.1 million to $67.6 million in the second quarter of 2025, from $67.7 million for the same period in 2024.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 32

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net sales by reportable segment are summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentage changes)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$806,298	$—	$806,298	$814,634	(1)%	(1)%
LAAP	264,543	4,335	268,878	238,130	11%	13%
EMEA	238,042	2,428	240,470	208,442	14%	15%
Canada	74,815	4,282	79,097	79,020	(5)%	—%
	$1,383,698	$11,045	$1,394,743	$1,340,226	3%	4%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
U.S.	$83,292	$96,459	$(13,167)
LAAP	33,352	27,904	5,448
EMEA	40,608	33,565	7,043
Canada	7,009	11,145	(4,136)
Total segment operating income	164,261	169,073	(4,812)
Unallocated corporate expenses	141,344	148,194	(6,850)
Operating income	$22,917	$20,879	$2,038

U.S.

U.S. segment operating income decreased $13.2 million to $83.3 million, or 10.3% of net sales, for the six months ended June 30, 2025 from $96.5 million, or 11.8% of net sales, for the comparable period in 2024. The decrease was driven primarily by decreased net sales and increased segment SG&A expenses, partially offset by increased gross profit. U.S. net sales decreased $8.3 million, or 1%, for the six months ended June 30, 2025, compared to the same period in 2024, driven primarily by decreased net sales in our U.S. DTC e-commerce and brick-and-mortar businesses, partially offset by net sales growth in our U.S. wholesale business. The decline in our U.S. DTC business was attributable to a challenging e-commerce environment for outdoor brands and increased competition within the outdoor lifestyle category, coupled with a difficult macroeconomic environment weighing on consumer sentiment. The decline in our U.S. DTC brick-and-mortar business was attributable to the closure of our temporary clearance locations, partially offset by contributions from new stores. As of June 30, 2025, our U.S. business operated 171 retail stores and 7 temporary clearance locations, compared to 163 retail stores and 46 temporary clearance locations for the comparable period in 2024. The increase in wholesale net sales reflected a shift of Fall 2025 shipments into the first half of 2025 and increased Spring 2025 orders, partially offset by lower closeout sales. U.S. segment SG&A expenses increased as a percentage of net sales to 34.8% for the six months ended June 30, 2025, compared to 31.7% for the same period in 2024, driven primarily by fixed SG&A deleverage on decreased net sales. In total, U.S. segment SG&A expenses increased 8.6% for the six months ended June 30, 2025, as compared to the same period in 2024, driven primarily by our investment in demand creation in line with our ACCELERATE Growth Strategy.

LAAP

LAAP segment operating income increased $5.4 million to $33.4 million, or 12.6% of net sales, for the six months ended June 30, 2025 from $27.9 million, or 11.7% of net sales, for the comparable period in 2024. The increase was driven primarily by increased net sales and gross profit, partially offset by increased segment SG&A expenses. LAAP net sales increased $26.4 million, or 11% (13% constant-currency), for the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by our China, LAAP distributor and Japan
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 33

businesses, partially offset by a decline in our Korea business. The growth in our China business reflected continued robust demand, which we believe was attributable to the execution of our marketplace strategies throughout the first half of 2025, including premium product offerings and unique marketing strategies. The growth was further aided by positive outdoor category trends, as compared to the same period in 2024. The growth in our LAAP distributor business was driven by growth in our Spring 2025 and Fall 2025 distributor orders as compared to the same period in the prior year. The growth in our Japan business was driven by strong demand across all channels, which we believe was attributable to the execution of our marketplace strategies, as well as the effect of increased inbound international tourism throughout the first half of 2025, as compared to the same period in 2024. The decline in our Korea business reflected unfavorable effects from foreign currency fluctuation, which more than offset constant-currency net sales growth resulting from a shift of Fall 2025 shipments into the first half of 2025 and consumer demand for late season products within our Korea wholesale business, partially offset by a decline in our Korea DTC business. LAAP segment SG&A expenses decreased as a percentage of net sales to 37.0% for the six months ended June 30, 2025, compared to 38.2% for the same period in 2024, primarily driven by fixed SG&A leverage on increased net sales. In total, LAAP segment SG&A expenses increased 7.6% for the six months ended June 30, 2025, as compared to the same period in 2024.

EMEA

EMEA segment operating income increased $7.0 million to $40.6 million, or 17.1% of net sales, for the six months ended June 30, 2025 from $33.6 million, or 16.1% of net sales, for the comparable period in 2024. The increase was driven primarily by increased net sales and gross profit, partially offset by increased segment SG&A expenses. EMEA net sales increased $29.6 million, or 14% (15% constant-currency), for the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by our EMEA distributor and Europe-direct businesses. The growth in our EMEA distributor business was primarily driven by growth in our Fall 2025 and Spring 2025 distributor orders as compared to the same period in the prior year. The growth in our Europe-direct business was driven by robust demand across all channels, which we believe was attributable to the execution of our marketplace strategies so far this year, including marketing activations and elevating the online and in-store customer experience. EMEA segment SG&A expenses increased as a percentage of net sales to 26.0% for the six months ended June 30, 2025, compared to 25.4% for the same period in 2024. In total, EMEA segment SG&A expenses increased 16.9% for the six months ended June 30, 2025, as compared to the same period in 2024.

Canada

Canada segment operating income decreased $4.1 million to $7.0 million, or 9.4% of net sales, for the six months ended June 30, 2025 from $11.1 million, or 14.1% of net sales, for the comparable period in 2024. The decrease was primarily driven by lower net sales and gross profit combined with increased segment SG&A expenses. Canada net sales decreased $4.2 million, or 5% (0% constant-currency), for the six months ended June 30, 2025, compared to the same period in 2024, driven by decreased net sales in our Canada DTC and wholesale businesses. Canada segment SG&A expenses increased as a percentage of net sales to 30.3% for the six months ended June 30, 2025, compared to 25.2% for the same period in 2024, primarily driven by fixed SG&A expense deleverage on decreased net sales. In total, Canada segment SG&A expenses increased 14.1% for the six months ended June 30, 2025, as compared to the same period in 2024.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $6.9 million to $141.3 million for the six months ended June 30, 2025 from $148.2 million for the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents, short-term investments, and available committed credit lines. Our liquidity is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand. We expect that our cash position will be impacted by incremental tariff costs for U.S. product in the third and fourth quarters of 2025. While we currently project having adequate liquidity to meet our working capital needs in the third quarter, we have a $500.0 million committed credit facility on which we can draw, should it be needed, until we receive cash receipts in the fourth quarter.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 34

Cash Flow Activities

Cash flows are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(62,886)	$108,893	$(171,779)
Investing activities	110,582	29,951	80,631
Financing activities	(165,262)	(138,960)	(26,302)
Net effect of exchange rate changes on cash	13,501	(8,381)	21,882
Net decrease in cash and cash equivalents	$(104,065)	$(8,497)	$(95,568)

The change in cash flows used in operating activities for the six months ended June 30, 2025 was primarily driven by a $181.2 million decrease in cash provided by changes in assets and liabilities. The most significant comparative changes in assets and liabilities included Inventories, Accounts Payable, and Accounts receivable. A $129.3 million increase in cash used in Inventories and $56.9 million increase in cash provided by Accounts payable were primarily driven by the strategic timing of inventory receipts and payments as we proactively seek to mitigate the impact of potential further incremental tariffs. A $55.2 million decrease in cash provided by Accounts receivable reflected lower wholesale sales collected in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.

Net cash provided by investing activities was $110.6 million for the six months ended June 30, 2025, compared to $30.0 million of cash provided by investing activities for the six months ended June 30, 2024. The increase in cash provided by investing was primarily driven by lower purchases of short-term investments for the six months ended June 30, 2025, as compared to the same period in 2024.

Net cash used in financing activities was $165.3 million for the six months ended June 30, 2025, compared to $139.0 million for the six months ended June 30, 2024. The increase in cash used in financing was primarily driven by higher share repurchases of common stock for the six months ended June 30, 2025, as compared to the same period in 2024.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of June 30, 2025, we had cash and cash equivalents of $427.8 million and short-term investments of $151.2 million, compared to $531.9 million and $283.6 million, respectively, as of December 31, 2024 and $341.8 million and $369.3 million, respectively, as of June 30, 2024.

Committed Credit Facilities

As of June 30, 2025, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility. Refer to Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our domestic credit facility.

Further, as of June 30, 2025, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €5.0 million (approximately US$5.9 million). There was no balance outstanding under the facility.

Uncommitted Credit Facilities

As of June 30, 2025, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$101.8 million. There were no balances outstanding under these facilities.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 35

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash and cash equivalents, short-term investments, cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of June 30, 2025, our inventory balance increased to $926.9 million, compared to $823.6 million as of June 30, 2024, as we accelerated the production and receipt of Fall 2025 inventory, to the extent possible, to mitigate the impact of potential further incremental tariffs, as compared to the same period in 2024. We believe older season inventories represent a manageable portion of our total inventory mix.

We have planned full-year 2025 capital expenditures of approximately $60 to $80 million. This includes investments in our DTC operations, including new stores and supply chain and digital capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction.

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

Other cash commitments

Our inventory purchase obligations were $315.9 million as of June 30, 2025, compared to $473.0 million and $450.9 million as of December 31, 2024 and June 30, 2024, respectively.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 36

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of June 30, 2025 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 37

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

Our imported products are subject to duties, tariffs or import limitations that affect the cost and quantity of various types of goods imported into the U.S. and other markets. The changes in U.S. global trade policy, and ongoing uncertainty around future tariffs, have had and may continue to have, an adverse impact on our business, financial condition and operating results and may (and in many cases, have):

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
•Cause disruptions in the supply chain, including the timeliness of product deliveries and the ability to deliver product (see “Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of Manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact Our Gross Margin and Results of Operations”, “For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays”, "Volatility in the Availability of and Prices for Raw Materials We Use in Our Products Could Have a Material Adverse Effect on Our Revenues, Costs, Gross Margins and Profitability", and “Our Success Depends on Our Third-Party Logistics Providers and Our Third-Party Distribution Facilities”);
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 38

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
•Result in supply chain finance issues or otherwise impair the financial health of our contract manufacturers (see “Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact our Gross Margin and Results of Operations”);
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.

In addition, the impact of U.S. global trade policy changes may also exacerbate other risks discussed in this Item 1A, any of which could have a material adverse effect on our results of operations, financial condition or cash flows. New or increased tariffs or other trade restrictions, retaliatory actions, or anti-American sentiment could also exacerbate the risks outlined above and in this Item 1A. Changes in tariffs may also affect our ability to compete globally, including the risk of international markets being impacted by the influx of goods originally planned for U.S. consumption by our competitors, or cause a change to our sourcing strategy, which we may or may not be able to implement based on timing and availability. The current trade environment is dynamic in nature, including uncertainties relating to the duration, magnitude and scope of the U.S. tariffs.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 39

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 40

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

Our products are derived from raw materials that are subject to both disruptions to supply availability and price volatility. If there are supply disruptions or price increases for raw materials we use in our products and we are unable to obtain sufficient raw materials to meet production needs or offset rising costs by increasing the price of our products or achieving efficiency improvements, we could experience negative impacts to our sales and profitability. Additionally, should U.S. tariffs be imposed based on origin of raw materials, the tariffs applicable to us might meaningfully increase. For our Spring 2025 and Fall 2025 inventory combined, we sourced roughly 32% of our footwear raw materials and roughly 31% of our apparel raw materials for the U.S. market from China. We may need to seek sourcing of raw materials in alternative countries, which may not be available at all or in a timely manner.

For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 41

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 42

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 43

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 44

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 45

On July 4, 2025, Public Law No: 119-21 ("No: 119-21") was enacted in the U.S. The legislation includes, among other provisions, changes to U.S. corporate income tax law including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. We are assessing the impact of the legislation, which could impact our future effective tax rate, tax liabilities, and the amount of cash paid for income taxes.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 46

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 47

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 48

We License our Proprietary Rights to Third Parties and Could Suffer Reputational Damage to Our Brands if We Fail to Choose Appropriate Licensees.

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of June 30, 2025, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just over 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through June 30, 2025, our Board of Directors has authorized the repurchase of $2.6 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of June 30, 2025, we had repurchased 39.7 million shares at an aggregate purchase price of $2,104.1 million, and had $495.9 million remaining available under the share repurchase program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 49

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2025 through April 30, 2025	426,000	$71.01	426,000	$495.9
May 1, 2025 through May 31, 2025	—	$—	—	$495.9
June 1, 2025 through June 30, 2025	—	$—	—	$495.9
Total	426,000	$71.01	426,000	$495.9

ITEM 5.	Other Information

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the second quarter of 2025.

Tariff Expense

On July 31, 2025, we announced our expected additional U.S. tariff expense of $35 to $40 million for full year 2025 based on our assumption of a 10% incremental universal tariff and a 30% incremental tariff for China. The U.S. presidential administration issued the executive order "Further Modifying the Reciprocal Tariff Rates" on July 31, 2025 (the "July 31 Order") following our announcement and the executive order "Addressing Threats to the United States by the Government of the Russian Federation" on August 6, 2025 (the "August 6 Order"). The July 31 Order declares revised incremental tariffs for many countries, including our key U.S. sourcing countries, Vietnam (from 10% to 20%), Bangladesh (from 10% to 20%), Indonesia (from 10% to 19%), and India (from 10% to 25%), for inventory clearing customs or in-transit after August 7, 2025 (if received by October 5, 2025). The August 6 Order imposes an additional 25% tariff on inventory from India clearing customs or in-transit after August 27, 2025 (if received by September 17, 2025). Over 90 percent of our Fall 2025 inventory production inbound for the U.S. will be received or in-transit by August 7, 2025.

ITEM 6.	EXHIBITS

(a) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated herein by reference.

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 50

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 51

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	August 7, 2025	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q2 2025 FORM 10-Q | 52