Form 10-Q
period 2025-09-30
COLUMBIA SPORTSWEAR CO
filed 2025-11-06
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
The number of shares outstanding of the registrant's common stock on October 24, 2025 was 53,888,892.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "intend", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, manufacturing locations of our inventory, inventory mix, the continued licensing of certain of our proprietary rights, consumer and customer spending and preferences, the performance of our international businesses, tariffs, international trade policy and the economic and geopolitical environment, consumer and customer behaviors and expectations and our ability to serve and retain existing, value-oriented consumers while attracting new consumers, the impact of new Columbia branded stores, the effect of our pricing, promotional and segmentation strategies, the impact of seasonal trends, risk management strategies, the performance and expected benefits of our Profit Improvement Program, the Columbia brand ACCELERATE Growth Strategy and our increased investment in demand creation, the countries from which we expect to source raw materials, capital expenditures, and our short and long-term cash needs and our ability to meet those needs.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$228,832	$531,869	$306,680
Short-term investments	7,195	283,608	67,244
Accounts receivable, net of allowance of $5,195, $4,789 and $6,464, respectively	610,458	417,539	581,738
Inventories	800,350	690,515	798,153
Prepaid expenses and other current assets	99,494	85,051	72,443
Total current assets	1,746,329	2,008,582	1,826,258
Property, plant and equipment, net of accumulated depreciation of $751,628, $709,785 and $707,272 respectively	282,394	282,908	284,963
Operating lease right-of-use assets	429,562	399,669	370,844
Intangible assets, net	71,221	79,221	79,221
Goodwill	5,694	26,694	26,694
Deferred income taxes	112,634	104,203	103,757
Other non-current assets	64,713	73,988	69,003
Total assets	$2,712,547	$2,975,265	$2,760,740
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$244,365	$385,695	$221,714
Accrued liabilities	260,487	273,330	266,161
Operating lease liabilities	82,693	75,857	72,968
Income taxes payable	5,131	31,663	6,097
Total current liabilities	592,676	766,545	566,940
Non-current operating lease liabilities	397,618	373,328	348,786
Income taxes payable	14,399	13,176	14,607
Deferred income taxes	335	310	67
Other long-term liabilities	51,588	41,867	42,868
Total liabilities	1,056,616	1,195,226	973,268
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 54,060, 56,245 and 57,261 issued outstanding, respectively	—	—	—
Retained earnings	1,722,006	1,843,261	1,836,910
Accumulated other comprehensive loss	(66,075)	(63,222)	(49,438)
Total shareholders' equity	1,655,931	1,780,039	1,787,472
Total liabilities and shareholders' equity	$2,712,547	$2,975,265	$2,760,740

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$943,425	$931,768	$2,327,123	$2,271,994
Cost of sales	471,607	464,209	1,162,140	1,141,457
Gross profit	471,818	467,559	1,164,983	1,130,537
Selling, general and administrative expenses	380,892	361,243	1,060,991	1,013,262
Impairment of goodwill and intangible assets	29,000	—	29,000	—
Net licensing income	5,460	6,225	15,311	16,145
Operating income	67,386	112,541	90,303	133,420
Interest income, net	2,870	5,364	14,525	22,905
Other non-operating income, net	732	1,283	4,447	2,030
Income before income tax	70,988	119,188	109,275	158,355
Income tax expense	18,983	29,031	25,218	37,639
Net income	$52,005	$90,157	$84,057	$120,716

Earnings per share:
Basic	$0.95	$1.56	$1.53	$2.05
Diluted	$0.95	$1.56	$1.53	$2.04
Weighted average shares outstanding:
Basic	54,540	57,785	55,013	58,896
Diluted	54,558	57,936	55,114	59,043

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$52,005	$90,157	$84,057	$120,716
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $0, $0, $26 and $46, respectively)	—	—	(84)	(145)
Change in derivative transactions (net of tax effects of $(1,918), $5,470, $9,221 and $485, respectively)	5,044	(14,905)	(28,860)	(1,071)
Foreign currency translation adjustments (net of tax effects of $(29), $(390), $(5,594) and $(41), respectively)	(4,272)	20,477	26,091	(2,386)
Other comprehensive income (loss)	772	5,572	(2,853)	(3,602)
Comprehensive income	$52,777	$95,729	$81,204	$117,114

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$84,057	$120,716
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42,147	42,187
Non-cash lease expense	62,989	56,903
Provision for uncollectible accounts receivable	1,775	3,183
Deferred income taxes	(3,779)	2,180
Share-based compensation	18,060	18,478
Loss on impairment of goodwill and intangible assets	29,000	—
Other, net	(2,463)	(11,278)
Changes in operating assets and liabilities:
Accounts receivable	(184,166)	(162,252)
Inventories	(94,237)	(50,336)
Prepaid expenses and other current assets	(27,883)	5,008
Other assets	(441)	(195)
Accounts payable	(146,916)	(17,044)
Accrued liabilities	(28,433)	(7,823)
Income taxes payable	(25,302)	(22,439)
Operating lease assets and liabilities	(61,754)	(56,557)
Other liabilities	3,903	2,661
Net cash used in operating activities	(333,443)	(76,608)
Cash flows from investing activities:
Purchases of short-term investments	(261,449)	(388,348)
Sales and maturities of short-term investments	547,181	751,232
Capital expenditures	(46,648)	(41,736)
Net cash provided by investing activities	239,084	321,148
Cash flows from financing activities:
Proceeds from issuance of common stock related to share-based compensation	5,264	3,955
Tax payments related to share-based compensation	(5,964)	(4,806)
Repurchase of common stock	(171,687)	(230,864)
Cash dividends paid	(49,461)	(52,860)
Net cash used in financing activities	(221,848)	(284,575)
Net effect of exchange rate changes on cash	13,170	(3,604)
Net decrease in cash and cash equivalents	(303,037)	(43,639)
Cash and cash equivalents, beginning of period	531,869	350,319
Cash and cash equivalents, end of period	$228,832	$306,680
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$78,338	$63,650
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$10,323	$12,224

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2025	54,769	$—	$1,720,719	$(66,847)	$1,653,872
Net income	—	—	52,005	—	52,005
Other comprehensive income	—	—	—	772	772
Cash dividends ($0.30 per share)	—	—	(16,431)	—	(16,431)
Issuance of common stock related to stock-based compensation, net	13	(155)	—	—	(155)
Share-based compensation expense	—	6,261	—	—	6,261
Repurchase of common stock	(722)	(5,713)	(34,287)	—	(40,000)
Excise taxes related to repurchase of common stock	—	(393)	—	—	(393)
Balance, September 30, 2025	54,060	$—	$1,722,006	$(66,075)	$1,655,931

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2024	58,752	$—	$1,878,972	$(55,010)	$1,823,962
Net income	—	—	90,157	—	90,157
Other comprehensive income	—	—	—	5,572	5,572
Cash dividends ($0.30 per share)	—	—	(17,232)	—	(17,232)
Issuance of common stock related to stock-based compensation, net	12	(137)	—	—	(137)
Share-based compensation expense	—	6,470	—	—	6,470
Repurchase of common stock	(1,503)	(5,145)	(114,987)	—	(120,132)
Excise taxes related to repurchase of common stock	—	(1,188)	—	—	(1,188)
Balance, September 30, 2024	57,261	$—	$1,836,910	$(49,438)	$1,787,472

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2024	56,245	$—	$1,843,261	$(63,222)	$1,780,039
Net income	—	—	84,057	—	84,057
Other comprehensive loss	—	—	—	(2,853)	(2,853)
Cash dividends ($0.90 per share)	—	—	(49,461)	—	(49,461)
Issuance of common stock related to share-based compensation, net	215	(700)	—	—	(700)
Share-based compensation	—	18,060	—	—	18,060
Repurchase of common stock	(2,400)	(15,836)	(155,851)	—	(171,687)
Excise taxes related to repurchase of common stock	—	(1,524)	—	—	(1,524)
Balance, September 30, 2025	54,060	$—	$1,722,006	$(66,075)	$1,655,931

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2023	59,996	$—	$1,984,446	$(45,836)	$1,938,610
Net income	—	—	120,716	—	120,716
Other comprehensive loss	—	—	—	(3,602)	(3,602)
Cash dividends ($0.90 per share)	—	—	(52,860)	—	(52,860)
Issuance of common stock related to share-based compensation, net	182	(851)	—	—	(851)
Share-based compensation	—	18,478	—	—	18,478
Repurchase of common stock	(2,917)	(15,472)	(215,392)	—	(230,864)
Excise taxes related to repurchase of common stock	—	(2,155)	—	—	(2,155)
Balance, September 30, 2024	57,261	$—	$1,836,910	$(49,438)	$1,787,472

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2025, December 31, 2024 and September 30, 2024, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The December 31, 2024 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which includes amendments intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on the Company's disclosures.

In September 2025, the FASB issued ASU No. 2025-06 ("ASU 2025-06"), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which includes amendments intended to modernize the accounting for software costs by removing references to software development stages and clarifying the capitalization threshold. The amendments are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or through a modified transition approach. The Company is currently evaluating the ASU to determine the impact on the Company's consolidated financial statements and related disclosures.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 8

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Three Months Ended September 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$442,496	$112,514	$113,668	$65,637	$734,315
Footwear	104,194	30,844	50,793	23,279	209,110
Total	$546,690	$143,358	$164,461	$88,916	$943,425
Channel net sales:
Wholesale	$329,410	$100,950	$132,649	$71,162	$634,171
Direct-to-consumer	217,280	42,408	31,812	17,754	309,254
Total	$546,690	$143,358	$164,461	$88,916	$943,425

	Three Months Ended September 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$472,324	$109,251	$93,027	$60,754	$735,356
Footwear	98,982	25,734	48,758	22,938	196,412
Total	$571,306	$134,985	$141,785	$83,692	$931,768
Channel net sales:
Wholesale	$331,141	$93,482	$115,880	$64,714	$605,217
Direct-to-consumer	240,165	41,503	25,905	18,978	326,551
Total	$571,306	$134,985	$141,785	$83,692	$931,768

	Nine Months Ended September 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$1,127,535	$317,751	$287,086	$125,065	$1,857,437
Footwear	225,453	90,150	115,417	38,666	469,686
Total	$1,352,988	$407,901	$402,503	$163,731	$2,327,123
Channel net sales:
Wholesale	$686,165	$237,543	$314,245	$113,205	$1,351,158
Direct-to-consumer	666,823	170,358	88,258	50,526	975,965
Total	$1,352,988	$407,901	$402,503	$163,731	$2,327,123

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$1,162,165	$290,752	$242,159	$123,274	$1,818,350
Footwear	223,775	82,363	108,068	39,438	453,644
Total	$1,385,940	$373,115	$350,227	$162,712	$2,271,994
Channel net sales:
Wholesale	$680,669	$207,927	$278,383	$107,519	$1,274,498
Direct-to-consumer	705,271	165,188	71,844	55,193	997,496
Total	$1,385,940	$373,115	$350,227	$162,712	$2,271,994

PERFORMANCE OBLIGATIONS

For the three and nine months ended September 30, 2025 and 2024, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.

CONTRACT BALANCES

As of September 30, 2025, December 31, 2024 and September 30, 2024, the Company did not have any contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

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

Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departmental functions, including information technology, certain supply chain functions, finance, human resources, and legal, as well as executive compensation, unallocated benefit program expense, intangible asset and goodwill impairment charges, and other miscellaneous costs.

The following tables present segment financial information for the Company's reportable segments:

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$546,690	$143,358	$164,461	$88,916	$943,425
Cost of sales	275,920	66,286	82,662	46,739	471,607
Segment selling, general and administrative expenses	157,008	50,260	39,864	15,321	262,453
Other segment items(a)	16,708	5,694	3,714	4,035	30,151
Segment operating income	97,054	21,118	38,221	22,821	179,214
Reconciliation to income before income tax:
Unallocated corporate expenses					111,828
Operating income					67,386
Interest income, net					2,870
Other non-operating income, net					732
Income before income tax					$70,988
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

	Three Months Ended September 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$571,306	$134,985	$141,785	$83,692	$931,768
Cost of sales	288,997	61,430	71,400	42,382	464,209
Segment selling, general and administrative expenses	147,606	45,964	33,204	14,178	240,952
Other segment items(a)	19,347	7,156	3,943	4,763	35,209
Segment operating income	115,356	20,435	33,238	22,369	191,398
Reconciliation to income before income tax:
Unallocated corporate expenses					78,857
Operating income					112,541
Interest income, net					5,364
Other non-operating income, net					1,283
Income before income tax					$119,188
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

	Nine Months Ended September 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$1,352,988	$407,901	$402,503	$163,731	$2,327,123
Cost of sales	681,608	186,537	209,765	84,230	1,162,140
Segment selling, general and administrative expenses	437,791	148,077	101,836	38,020	725,724
Other segment items(a)	53,241	18,818	12,074	11,651	95,784
Segment operating income	180,348	54,469	78,828	29,830	343,475
Reconciliation to income before income tax:
Unallocated corporate expenses					253,172
Operating income					90,303
Interest income, net					14,525
Other non-operating income, net					4,447
Income before income tax					$109,275
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

	Nine Months Ended September 30, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$1,385,940	$373,115	$350,227	$162,712	$2,271,994
Cost of sales	707,841	166,762	184,472	82,382	1,141,457
Segment selling, general and administrative expenses	406,113	136,902	86,194	34,079	663,288
Other segment items(a)	60,171	21,111	12,759	12,736	106,777
Segment operating income	211,815	48,340	66,802	33,515	360,472
Reconciliation to income before income tax:
Unallocated corporate expenses					227,052
Operating income					133,420
Interest income, net					22,905
Other non-operating income, net					2,030
Income before income tax					$158,355
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

The following table presents segment depreciation and amortization expense information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization expense:
U.S.	$6,663	$5,667	$19,405	$17,244
LAAP	1,842	1,403	5,020	4,222
EMEA	1,207	1,028	3,420	2,959
Canada	797	763	2,318	2,166
Unallocated corporate expense	3,707	4,183	11,984	15,596
	$14,216	$13,044	$42,147	$42,187

The following table presents segment asset information:

	As of
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Inventories:
U.S.	$500,095	$450,014	$521,705
LAAP	130,530	108,818	122,892
EMEA	109,852	79,710	91,923
Canada	59,873	51,973	61,633
Total segment assets	800,350	690,515	798,153
All other assets	1,912,197	2,284,750	1,962,587
Total assets	$2,712,547	$2,975,265	$2,760,740

CONCENTRATIONS

No single customer accounted for 10% or more of Net sales for the three and nine months ended September 30, 2025 and 2024.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 12

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

SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense, which is primarily recorded in Selling, general and administrative ("SG&A") expenses, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Share-based compensation expense - equity awards	$6,261	$6,470	$18,060	$18,478
Share-based compensation expense - liability awards	(517)	—	(71)	—
Total	$5,744	$6,470	$17,989	$18,478

STOCK OPTIONS

During the nine months ended September 30, 2025, the Company granted a total of 160,263 stock options at a weighted average grant date fair value of $19.23 per option. As of September 30, 2025, unrecognized costs related to outstanding stock options, which are net of estimated forfeitures, totaled $6.8 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.01 years.

RESTRICTED STOCK UNITS

Time-Based Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted 371,810 time-based restricted stock units ("time-based RSUs") at a weighted average grant date fair value of $79.61 per time-based RSU. As of September 30, 2025, unrecognized costs related to outstanding time-based RSUs, which are net of estimated forfeitures, totaled $37.6 million, before any related tax benefit. These unrecognized costs related to time-based RSUs are expected to be recognized over a weighted average period of 2.59 years.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted 22,860 performance-based restricted stock units (“performance-based RSUs”) at a weighted average grant date fair value of $81.05 per performance-based RSU. As of September 30, 2025, unrecognized costs related to outstanding performance-based RSUs, which are net of estimated forfeitures and reflect achievement of performance forecasted as of the balance sheet date, totaled $0.7 million, before any related tax benefit. These unrecognized costs related to performance-based RSUs are expected to be recognized over a weighted average period of 1.50 years.

Market-Based Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted 22,860 market-based restricted stock units (“market-based RSUs”) at a weighted average grant date fair value of $117.40 per market-based RSU. As of September 30, 2025, unrecognized costs related to outstanding market-based RSUs, which are net of estimated forfeitures, totaled $2.6 million, before any related tax benefit. These unrecognized costs related to market-based RSUs are expected to be recognized over a weighted average period of 1.75 years.

Market-Based Long-Term Cash Awards

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
During the nine months ended September 30, 2025, the Company issued a long-term cash award to its Chief Executive Officer with a target value of $1.3 million that includes both a market and time-based vesting condition. As of September 30, 2025, the fair value of all outstanding market-based long-term cash awards was $0.8 million and the Company had unrecognized compensation costs of $0.5 million. These unrecognized costs are expected to be recognized over a weighted average period of 1.67 years.

NOTE 5 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Weighted average common shares outstanding, used in computing basic earnings per share	54,540	57,785	55,013	58,896
Effect of dilutive stock options and restricted stock units	18	151	101	147
Weighted average common shares outstanding, used in computing diluted earnings per share	54,558	57,936	55,114	59,043

Earnings per share:
Basic	$0.95	$1.56	$1.53	$2.05
Diluted	$0.95	$1.56	$1.53	$2.04

Weighted average common shares excluded (1)	2,691	1,957	2,384	2,005
(1) Common stock related to stock options, time-based restricted stock units, market-based restricted stock units, and performance-based restricted stock units were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance or market conditions that had not been met.

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL

Indefinite-lived intangible assets (which consists of trade names and trademarks) (collectively, "trade names") and goodwill reporting units are tested for impairment annually or when events or changes in circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying amount (a "triggering event"). During the three months ended September 30, 2025, declines in forecasted revenues and gross margins, primarily as a result of impacts from incremental tariffs and a difficult macroeconomic environment, led to triggering events for the prAna and Mountain Hardwear trade names and goodwill reporting units. As a result, the Company performed interim quantitative impairment tests where the Company compared the estimated fair values of the prAna and Mountain Hardwear trade names and goodwill reporting units to their carrying values.

The fair values of the prAna and Mountain Hardwear trade names were estimated using a relief-from-royalty method under the income approach. The key assumptions used in the relief-from-royalty method were the Company's estimates of projected revenues, royalty rate, and discount rate, taking into consideration market and industry conditions. In the Company's interim quantitative impairment test of the prAna trade name, the fair value of the prAna trade name was less than its carrying value of $51.8 million and, therefore, an impairment charge of $8.0 million was recorded. In the Company's interim quantitative impairment test of the Mountain Hardwear trade name, the fair value of the Mountain Hardwear trade name exceeded its carrying value and, therefore, no impairment was recorded. There was no triggering event or impairment charge recorded for trade names during the three and nine months ended September 30, 2024.

The fair values of the prAna and Mountain Hardwear goodwill reporting units were estimated using a combination of discounted cash flow and market-based valuation methods. The key assumptions used in the discounted cash flow method were cash flow projections and the discount rate. Cash flow projections were developed, in part, from the Company's annual and long-range planning processes. The discount rate was the estimated weighted-average cost of capital of each reporting unit from a market-participant perspective. The key assumptions
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements used in the market-based valuation method were market multiples for guideline public companies. In the Company's interim quantitative impairment test of the prAna reporting unit, the fair value of the prAna reporting unit was less than its carrying value and, therefore, an impairment charge of $8.8 million was recorded. In the Company's interim quantitative impairment test of the Mountain Hardwear reporting unit, the fair value of the Mountain Hardwear reporting unit was less than its carrying value and, therefore, an impairment charge of $12.2 million was recorded. There was no triggering event or impairment charge recorded for goodwill during the three and nine months ended September 30, 2024.

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(23,000)	(23,000)	(23,000)
Accumulated amortization	(37,198)	(37,198)	(37,198)
Net carrying amount	—	—	—
Intangible assets with indefinite lives	71,221	79,221	79,221
Intangible assets, net	$71,221	$79,221	$79,221

Intangible assets subject to amortization were fully amortized for three months ended September 30, 2025 and September 30, 2024, and for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, amortization expense for intangible assets subject to amortization was $0.7 million.

GOODWILL

Substantially all of the Company's goodwill is recorded in the U.S. segment.

The following table sets forth the changes in Goodwill.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 15

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)
Balance as of September 30, 2024
Goodwill	$73,208
Accumulated impairment losses	(46,514)
Carrying value	26,694
Impairment losses during 2024	—
Balance as of December 31, 2024
Goodwill	73,208
Accumulated impairment losses	(46,514)
Carrying value	26,694
Impairment losses during 2025	(21,000)
Balance as of September 30, 2025
Goodwill	73,208
Accumulated impairment losses	(67,514)
Carrying value	$5,694

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

The Company’s outstanding payables under the SCF program were $38.1 million, $81.3 million and $27.2 million as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively, and were recorded within Accounts payable on the unaudited Condensed Consolidated Balance Sheets.

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

NOTE 9 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2025, the Company's Board of Directors has authorized the repurchase of $2.6 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of September 30, 2025, the Company had repurchased 40.4 million shares at an aggregate purchase price of $2,144.1 million and had $455.9 million remaining available under the share repurchase program, excluding excise tax. During the three and
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 16

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements nine months ended September 30, 2025, the Company repurchased an aggregate of $40.0 million and $171.7 million, respectively, of common stock under this program, excluding excise tax.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive loss:

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2025	$(10,510)	$(56,337)	$(66,847)
Other comprehensive income before reclassifications	7,590	(4,272)	3,318
Amounts reclassified from accumulated other comprehensive loss (1)	(2,546)	—	(2,546)
Net other comprehensive income during the period	5,044	(4,272)	772
Balance as of September 30, 2025	$(5,466)	$(60,609)	$(66,075)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2024	$17,523	$(72,533)	$(55,010)
Other comprehensive income before reclassifications	(9,895)	20,477	10,582
Amounts reclassified from accumulated other comprehensive loss (1)	(5,010)	—	(5,010)
Net other comprehensive income during the period	(14,905)	20,477	5,572
Balance as of September 30, 2024	$2,618	$(52,056)	$(49,438)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2024	$84	$23,394	$(86,700)	$(63,222)
Other comprehensive income before reclassifications	—	(22,385)	26,091	3,706
Amounts reclassified from accumulated other comprehensive loss (1)	(84)	(6,475)	—	(6,559)
Net other comprehensive loss during the period	(84)	(28,860)	26,091	(2,853)
Balance as of September 30, 2025	$—	$(5,466)	$(60,609)	$(66,075)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 17

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2023	$145	$3,689	$(49,670)	$(45,836)
Other comprehensive income before reclassifications	—	7,283	(2,386)	4,897
Amounts reclassified from accumulated other comprehensive loss (1)	(145)	(8,354)	—	(8,499)
Net other comprehensive loss during the period	(145)	(1,071)	(2,386)	(3,602)
Balance as of September 30, 2024	$—	$2,618	$(52,056)	$(49,438)
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

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound sterling. The Company seeks to manage these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Time value components ("forward points") for forward contracts are included in the fair value of the cash flow hedge. These costs or benefits are included in Accumulated other comprehensive loss until the underlying hedged transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.

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

The following table presents the gross notional amount of outstanding derivative instruments:

	As of
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$758,572	$550,591	$581,848
Derivative instruments not designated as hedges:
Currency forward contracts	$462,521	$263,103	$471,927

As of September 30, 2025, $0.1 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 18

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Consolidated Statements of Operations are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of September 30, 2025, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $2.2 million as of September 30, 2025. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

		As of
(in thousands)	Balance Sheet Classification	September 30, 2025	December 31, 2024	September 30, 2024
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$5,589	$20,890	$3,311
Currency forward contracts	Other non-current assets	$1,388	$9,137	$817
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$8,532	$853	$3,657
Currency forward contracts	Other long-term liabilities	$6,117	$13	$1,264
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,310	$3,739	$1,443
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$2,057	$872	$1,441

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 19

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2025	2024	2025	2024
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$7,590	$(9,895)	$(22,385)	$7,283
Gain (loss) reclassified from accumulated other comprehensive loss to net income for the effective portion	Net sales	$257	$(480)	$(223)	$(822)
Gain reclassified from accumulated other comprehensive loss to net income for the effective portion	Cost of sales	$3,053	$7,265	$8,719	$12,241
Gain (loss) reclassified from accumulated other comprehensive loss to net income as a result of cash flow hedge discontinuance	Other non-operating income, net	$—	$62	$(54)	$130
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in net income	Other non-operating income, net	$1,574	$(4,369)	$(387)	$160

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 20

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,207	$—	$—	$5,207
U.S. government treasury bills	—	9,988	—	9,988
Time deposits (1)	—	19,440	—	19,440
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. government treasury bills	—	4,996	—	4,996
Other short-term investments:
Money market funds	262	—	—	262
Mutual fund shares	1,937	—	—	1,937
Prepaid expenses and other current assets:
Derivative financial instruments	—	6,899	—	6,899
Other non-current assets:
Money market funds	3,535	—	—	3,535
Mutual fund shares	31,107	—	—	31,107
Derivative financial instruments	—	1,388	—	1,388
Total assets measured at fair value	$42,048	$42,711	$—	$84,759
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$10,589	$—	$10,589
Other long-term liabilities:
Derivative financial instruments	—	6,117	—	6,117
Total liabilities measured at fair value	$—	$16,706	$—	$16,706
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 21

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 22

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	As of September 30, 2024
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

NON-RECURRING FAIR VALUE MEASUREMENTS

Refer to Note 6 in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the impairment charges recorded during the third quarter of 2025 and related fair value measurements. The inputs used to measure the fair value of these assets are primarily significant unobservable inputs and, as such, considered Level 3 fair value measurements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 23

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

ACCELERATE Growth Strategy

Last year, we announced the Columbia brand (the "Brand") ACCELERATE Growth Strategy. At its core, the ACCELERATE Growth Strategy is intended to elevate the Brand to target a younger and more active consumer while maintaining those consumers that have known and trusted Columbia to offer high quality products at an exceptional value. It is a multi-year initiative centered around several consumer-centric shifts to the Brand, product and marketplace strategies, as well as enhanced ways of working. We believe successful execution of the ACCELERATE Growth Strategy can elevate the Brand and drive profitable growth.

The third quarter of 2025 was an important milestone in this journey. In August 2025, the Columbia brand launched its new brand platform "Engineered for Whatever" through a global brand campaign in print, on social and in-person. The Columbia brand also released certain new products designed with a younger, more active consumer in mind, such as the Amaze Puff. Additionally, the Columbia brand re-launched the U.S. Columbia.com website, with enhanced features and photography.

Through the ACCELERATE Growth Strategy, we are focused on achieving the following objectives:
•steward existing consumer segments while focusing on bringing new younger and active consumers into the Brand;
•elevate consumers' perception of the Brand;
•create product based on a consumer-centric product construct;
•enhance the positioning of the Brand globally, particularly in the U.S. marketplace; and
•deliver integrated full-funnel marketing.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 24

Profit Improvement Program

Concurrent with the ACCELERATE Growth Strategy, we continue to make progress on our multi-year Profit Improvement Program to accelerate profitable growth and improve the efficiency of our operations. The Profit Improvement Program focuses on four areas of cost reduction and realignment, including:
•operational cost savings;
•organizational cost savings;
•operating model improvements; and
•indirect, or non-inventory, spending.

In 2024, our Profit Improvement Program resulted in approximately $90 million of annualized cost savings. In early 2025, in response to ongoing SG&A expense and operating profit pressures, we initiated a review of our cost structure to pursue additional cost savings, beyond the previously stated $125 to $150 million target. On a cumulative basis, actions executed in 2024 and through the third quarter of 2025 yield annualized cost savings exceeding $150 million. Despite achieving our target, we continue to pursue profit improvement opportunities. Our Profit Improvement Program is intended to lower the Company's SG&A expenses as a percentage of consolidated net sales and to increase the Company's operating margin, over time.

Business Environment and Trends

The Columbia brand in the U.S. | The Columbia brand in the U.S. has been under pressure due to numerous factors. The Columbia brand's ACCELERATE Growth Strategy is intended to overcome certain of these headwinds, elevate the consumers' perception of the Brand, and to fuel future growth.

Wholesale sales for the Columbia brand in the U.S. are expected to be down for full year 2025 and extending into first half 2026. The Columbia brand's U.S. direct-to-consumer ("DTC") e-commerce channel has also experienced reduced sales year-over-year as we strategically positioned the site to represent a more premium expression of the Brand. The Columbia brand’s U.S. DTC brick-and-mortar business primarily consists of outlet stores, and was supplemented in 2024 by temporary clearance stores to clear excess inventory. To help change consumers’ perception of the Columbia brand from a solely value-oriented proposition at physical retail, the Brand is investing in in-store marketing at key wholesale partners, enhancing our channel segmentation strategies and opening a small number of premium stores in high-traffic shopping malls in North America.

Elevating consumers’ perception of the Columbia brand will take time. The Brand’s product refresh is still underway, with different segments of the Brand’s global line being updated over time to resonate more with younger and more active consumers while still serving our value-oriented consumers. The Columbia brand’s ACCELERATE Growth Strategy and increased investment in demand creation began in the second half of this year and we expect will continue in seasons to come. Over time, we expect these investments and improvements to elevate the Brand in the marketplace and eventually stimulate consumer demand in the U.S.

Tariffs Uncertainty | We are headquartered in the U.S. and are subject to the laws and regulations governing companies operating in the U.S. Incremental tariffs on products imported into the U.S. from most countries are now in place, in addition to the product-based tariffs the Company has historically paid for its imported goods into the U.S. Certain of these incremental tariff levels have changed with little notice, making it difficult to predict product costs and market impacts. We expect Vietnam, Bangladesh, Indonesia, and India to represent approximately 42 percent, 23 percent, 11 percent, and 9 percent, respectively, of our finished goods imports into the U.S. in 2025. Additionally, we expect for China to represent a minimal percentage of our finished goods imports into the U.S. in 2025.

Higher tariffs on U.S. imports are already adversely impacting our U.S. product input costs. We estimate that the 2025 unmitigated financial impact of the incremental tariffs will be approximately $35 to $40 million. On an annualized basis utilizing an approximation of our 2024 imports of finished goods inventory, we estimate that the unmitigated financial impact of the incremental tariffs will be approximately $160 million.

For Fall 2025, in an effort to mitigate the impact of further potential tariff increases, we have partnered with our finished goods vendors and logistics providers to accelerate the timing of inventory receipts. Additionally, we have worked with our wholesale customers to ship Fall 2025 orders earlier than initially planned, which has helped alleviate storage capacity constraints within our distribution center network. We also continue to be focused on maximizing our marketplace opportunity. We are working with our wholesale partners to deliver value to consumers and keep inventory and wholesale partner margins healthy. We are absorbing the incremental tariff cost related to Fall 2025 as the underlying inventory is sold.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 25

For 2026, we intend to continue to take actions to offset the impact of higher U.S. tariffs on our business. For Spring 2026, we increased U.S. pricing by a high-single digit percent, and we are maintaining similar price increases for the Fall 2026 season. When combined with other mitigation tactics, our goal in 2026 is to offset the dollar impact of higher tariffs. Longer-term, our goal is to restore our product margin percentage to historical levels through a combination of actions, including price increases, vendor negotiations, re-sourcing product, and other mitigation tactics.

We intend to balance these actions with our overall growth strategy, seeking to minimize the impact to consumer demand and maximize our market share potential. We expect these incremental tariffs may also impact demand for our products as end consumers weigh discretionary spending and wholesale customers rationalize their open to buy budgets. We expect our inventories to also be impacted by a reduction in consumer and customer demand, and have rationalized Fall 2025 inventory buys and Spring 2026 inventory plans, while seeking to preserve our strategic sourcing relationships, in order to reduce the risk of holding excess inventory.

Heightened Geopolitical Risk | We sell our products in more than 110 countries and our ability to sell, import into and produce in certain markets may be impacted by ongoing geopolitical tensions. We believe these tensions will remain elevated and will continue to manifest themselves in certain regions where we operate.

International Trends | We have not seen a meaningful change in trends in the majority of our international businesses, which were quite healthy for the first nine months of 2025. Across our EMEA and LAAP markets, our product offerings, marketing activations and marketplace strategies are working to create a more premium Columbia brand experience. However, it is not possible to predict the extent to which U.S. tariff actions will impact international economic growth and consumer demand for our products globally.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 26

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except for percentage of net sales and per share amounts)	2025		2024		2025		2024
Net sales	$943,425	100.0%	$931,768	100.0%	$2,327,123	100.0%	$2,271,994	100.0%
Cost of sales	471,607	50.0%	464,209	49.8%	1,162,140	49.9%	1,141,457	50.2%
Gross profit	471,818	50.0%	467,559	50.2%	1,164,983	50.1%	1,130,537	49.8%
Selling, general and administrative expenses	380,892	40.4%	361,243	38.8%	1,060,991	45.6%	1,013,262	44.6%
Impairment of goodwill and intangible assets	29,000	3.1%	—	—%	29,000	1.2%	—	—%
Net licensing income	5,460	0.6%	6,225	0.7%	15,311	0.7%	16,145	0.7%
Operating income	67,386	7.1%	112,541	12.1%	90,303	3.9%	133,420	5.9%
Interest income, net	2,870	0.3%	5,364	0.6%	14,525	0.6%	22,905	1.0%
Other non-operating income, net	732	0.1%	1,283	0.1%	4,447	0.2%	2,030	0.1%
Income before income tax	70,988	7.5%	119,188	12.8%	109,275	4.7%	158,355	7.0%
Income tax expense	18,983	2.0%	29,031	3.1%	25,218	1.1%	37,639	1.7%
Net income	$52,005	5.5%	$90,157	9.7%	$84,057	3.6%	$120,716	5.3%

Diluted earnings per share	$0.95		$1.56		$1.53		$2.04
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 27

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$803,973	$(8,673)	$795,300	$799,653	1%	(1)%
SOREL	80,964	(635)	80,329	73,903	10%	9%
prAna	30,375	1	30,376	28,566	6%	6%
Mountain Hardwear	28,113	(4)	28,109	29,646	(5)%	(5)%
Total	$943,425	$(9,311)	$934,114	$931,768	1%	—%

Product category net sales:
Apparel, accessories and equipment	$734,315	$(6,275)	$728,040	$735,356	—%	(1)%
Footwear	209,110	(3,036)	206,074	196,412	6%	5%
Total	$943,425	$(9,311)	$934,114	$931,768	1%	—%

Channel net sales:
Wholesale	$634,171	$(6,845)	$627,326	$605,217	5%	4%
Direct-to-consumer	309,254	(2,466)	306,788	326,551	(5)%	(6)%
Total	$943,425	$(9,311)	$934,114	$931,768	1%	—%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increase was driven by growth within our EMEA, LAAP and Canada regions, partially offset by declines in the U.S., as compared to the same period in 2024. The growth in EMEA and LAAP net sales was largely driven by the strength of the Columbia brand within our wholesale business across many markets. We attribute the international strength of the Columbia brand to the execution of our business strategies and brand positioning, as well as to the benefit of certain trends and/or factors favorably impacting the outdoor apparel and footwear sector. The growth in Canada net sales reflects the impact of favorable timing of wholesale shipments and modest growth in our Fall 2025 orders, partially offset by declines in our Canada DTC business.

The decline in U.S. net sales was driven primarily by our U.S. DTC brick-and-mortar and e-commerce businesses. U.S. wholesale net sales were relatively flat reflecting earlier shipments of Fall 2025 orders, offset by decreased wholesale customer demand and lower closeout sales. The underlying business trends within our U.S. business remain under pressure.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages and basis points)	2025	2024	Change
Gross profit	$471,818	$467,559	$4,259	1%
Gross margin	50.0%	50.2%	-20 bps

Gross margin contracted primarily due to an approximate 160 bps decrease in channel profitability resulting from unmitigated incremental tariffs, which more than offset higher channel profitability from lower clearance and promotional activity.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 28

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages and basis points)	2025	2024	Change
Selling, general and administrative expenses	$380,892	$361,243	$19,649	5%
Selling, general and administrative expenses as percent of net sales	40.4%	38.8%	160 bps

SG&A expenses increased primarily due to the following factors:
•higher demand creation expenses of $11.6 million, reflecting increased investment in demand creation in line with our ACCELERATE Growth Strategy;
•higher omni-channel expenses, reflecting higher DTC brick-and-mortar expenses associated with new stores, partially offset by temporary clearance location closures; and
•higher other expenses, reflecting higher supply chain costs, partially offset by lower technology expenses.

Impairment of Goodwill and Intangible Assets. During the third quarter of 2025, we recognized $29.0 million of impairment charges as a result of our interim quantitative impairment tests for the prAna and Mountain Hardwear indefinite-lived intangible assets (which consists of trade names and trademarks) (collectively, "trade names") and goodwill reporting units. These charges consisted of a $12.2 million impairment charge related to the Mountain Hardwear goodwill reporting unit, comprising the full Mountain Hardwear goodwill balance, an $8.8 million impairment charge related to the prAna goodwill reporting unit, and an $8.0 million impairment charge related to the prAna trade name.

Refer to Note 6 in Part I, Item 1 and our Critical Accounting Estimates in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information regarding these impairments.

Interest Income, Net. Interest income, net is summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages)	2025	2024	Change
Interest income, net	$2,870	$5,364	$(2,494)	(46)%
Interest income, net as a percent of net sales	0.3%	0.6%

Interest income, net decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages)	2025	2024	Change
Income tax expense	$18,983	$29,031	$(10,048)	(35)%
Effective income tax rate	26.7%	24.4%

Our effective income tax rate increased primarily due to the impact of non-deductible impairment charges.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 29

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$2,035,439	$1,595	$2,037,034	$1,972,231	3%	3%
SOREL	141,995	(125)	141,870	140,597	1%	1%
prAna	79,026	12	79,038	81,660	(3)%	(3)%
Mountain Hardwear	70,663	252	70,915	77,506	(9)%	(9)%
Total	$2,327,123	$1,734	$2,328,857	$2,271,994	2%	3%

Product category net sales:
Apparel, accessories and equipment	$1,857,437	$2,684	$1,860,121	$1,818,350	2%	2%
Footwear	469,686	(950)	468,736	453,644	4%	3%
Total	$2,327,123	$1,734	$2,328,857	$2,271,994	2%	3%

Channel net sales:
Wholesale	$1,351,158	$(1,439)	$1,349,719	$1,274,498	6%	6%
Direct-to-consumer	975,965	3,173	979,138	997,496	(2)%	(2)%
Total	$2,327,123	$1,734	$2,328,857	$2,271,994	2%	3%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increase was driven by growth within our EMEA, LAAP and Canada regions, partially offset by declines in the U.S., as compared to the same period in 2024. The growth in EMEA and LAAP net sales was largely driven by the strength of the Columbia brand across both wholesale and DTC channels across many markets. We attribute the international strength of the Columbia brand to the execution of our business strategies and brand positioning, as well as to the benefit of certain trends and/or factors favorably impacting the outdoor apparel and footwear sector. The growth in Canada net sales reflects the impact of favorable timing of wholesale shipments, partially offset by declines in our Canada DTC business.

The decline in U.S. net sales was driven primarily by our U.S. DTC brick-and-mortar and e-commerce businesses, partially offset by a modest increase in our U.S. wholesale business, which benefitted from earlier shipments of Fall 2025 orders, partially offset by lower closeout sales and decreased wholesale customer demand. The underlying business trends within our U.S. business remain under pressure.

Gross Profit. Gross profit is summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages and basis points)	2025	2024	Change
Gross profit	$1,164,983	$1,130,537	$34,446	3%
Gross margin	50.1%	49.8%	30 bps

Gross margin expanded primarily due to a favorable increase in channel profitability resulting from healthier overall inventory composition which enabled higher product margins across our wholesale and DTC channels, partially offset by unmitigated incremental tariffs. Higher wholesale margins were driven by lower closeout sales with higher margins. Higher DTC margins were driven by less promotional activity and lower outbound freight costs.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 30

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages and basis points)	2025	2024	Change
Selling, general and administrative expenses	$1,060,991	$1,013,262	$47,729	5%
Selling, general and administrative expenses as percent of net sales	45.6%	44.6%	100 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $25.4 million, reflecting higher DTC brick-and-mortar expenses associated with new stores, partially offset by temporary clearance location closures; and
•higher demand creation expenses of $22.4 million, reflecting our increased investment in demand creation in line with our ACCELERATE Growth Strategy.

Impairment of Goodwill and Intangible Assets. During the third quarter of 2025, we recognized $29.0 million of impairment charges as a result of our interim quantitative impairment tests for the prAna and Mountain Hardwear trade names and goodwill reporting units. These charges consisted of a $12.2 million impairment charge related to the Mountain Hardwear goodwill reporting unit, comprising the full Mountain Hardwear goodwill balance, an $8.8 million impairment charge related to the prAna goodwill reporting unit, and an $8.0 million impairment charge related to the prAna trade name.

Refer to Note 6 in Part I, Item 1 and our Critical Accounting Estimates in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information regarding these impairments.

Interest Income, Net. Interest income, net is summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages)	2025	2024	Change
Interest income, net	$14,525	$22,905	$(8,380)	(37)%
Interest income, net as a percent of net sales	0.6%	1.0%

Interest income, net, decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages)	2025	2024	Change
Income tax expense	$25,218	$37,639	$(12,421)	(33)%
Effective income tax rate	23.1%	23.8%

Our effective income tax rate decreased primarily due to a tax benefit associated with foreign currency losses, partially offset by the impact of non-deductible impairment charges.

Results of Operations — Segment

Segment operating income includes net sales, cost of sales, segment SG&A expenses, and other segment items for each of our four reportable segments. For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments. Refer to Note 3 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 31

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net sales by geographic segment are summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentage changes)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$546,690	$—	$546,690	$571,306	(4)%	(4)%
LAAP	143,358	(837)	142,521	134,985	6%	6%
EMEA	164,461	(9,080)	155,381	141,785	16%	10%
Canada	88,916	606	89,522	83,692	6%	7%
	$943,425	$(9,311)	$934,114	$931,768	1%	—%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
U.S.	$97,054	$115,356	$(18,302)
LAAP	21,118	20,435	683
EMEA	38,221	33,238	4,983
Canada	22,821	22,369	452
Total segment operating income	179,214	191,398	(12,184)
Unallocated corporate expenses	111,828	78,857	32,971
Operating income	$67,386	$112,541	$(45,155)

U.S.

U.S. segment operating income decreased $18.3 million to $97.1 million, or 17.8% of net sales, for the third quarter of 2025 from $115.4 million, or 20.2% of net sales, for the comparable period in 2024. The decrease in U.S. segment operating income was driven primarily by decreased net sales and increased segment SG&A expenses. U.S. net sales decreased $24.6 million, or 4%, for the third quarter of 2025, compared to the same period in 2024, driven primarily by our U.S. DTC brick-and-mortar and e-commerce businesses. The decline in U.S. DTC brick-and-mortar net sales was primarily attributable to the closure of temporary clearance locations and, to a lesser degree, decreased productivity from existing stores, partially offset by contributions from new stores. As of September 30, 2025, our U.S. business operated 172 retail stores and 8 temporary clearance locations, compared to 169 retail stores and 42 temporary clearance locations for the comparable period in 2024. The decline in U.S. DTC e-commerce net sales was attributable to a challenging e-commerce environment for outdoor brands and increased competition within the outdoor lifestyle category, coupled partially with ongoing efforts to refine and evolve our online promotions and marketing strategies. U.S. wholesale net sales were relatively flat, reflecting a shift of Fall 2025 shipments into the third quarter of 2025 out of the fourth quarter of 2025, partially offset by lower Fall 2025 orders and lower closeout sales. The underlying business trends within our U.S. business remain under pressure. U.S. segment gross margin expanded to 49.5% for the third quarter of 2025 from 49.4% for the comparable period in 2024, driven primarily by higher channel profitability from lower clearance and promotional activity, partially offset by an approximate 160 bps decrease in channel profitability resulting from unmitigated incremental tariffs. U.S. segment SG&A expenses increased as a percentage of net sales to 28.7% for the third quarter of 2025, compared to 25.8% for the same period in 2024, driven primarily by fixed SG&A expense deleverage on decreased net sales. In total, U.S. segment SG&A expenses increased 6.4% for the three months ended September 30, 2025, as compared to the same period in 2024, driven primarily by our investment in demand creation in line with our ACCELERATE Growth Strategy.

LAAP
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 32

LAAP segment operating income increased $0.7 million to $21.1 million, or 14.7% of net sales, for the third quarter of 2025 from $20.4 million, or 15.1% of net sales, for the comparable period in 2024. LAAP net sales increased $8.4 million, or 6% (6% constant-currency), for the third quarter of 2025, compared to the same period in 2024, driven primarily by our LAAP distributor and China businesses, partially offset by declines in our Japan and Korea businesses. The growth in LAAP distributor net sales was driven by growth in our Fall distributor orders as compared to the same period in the prior year. The growth in China net sales reflected continued healthy demand, which we believe was attributable to the execution of our marketplace strategies, including premium offerings and unique marketing activations. The decline in Japan net sales was driven primarily by decreased Japan wholesale net sales, reflecting a shift of Fall 2025 shipments into the fourth quarter of 2025, partially offset by growth in Japan DTC net sales which we believe was attributable to the execution of our marketplace strategies, including localized product offerings. The decline in Korea net sales was driven primarily by decreased Korea wholesale net sales, partially offset by modest growth in Korea DTC net sales. LAAP segment gross margin contracted to 53.8% for the third quarter of 2025 from 54.5% for the comparable period in 2024, driven primarily by unfavorable region and channel net sales mix and lower channel profitability reflecting unfavorable input costs, partially offset by higher channel profitability reflecting favorable product mix. LAAP segment SG&A expenses increased as a percentage of net sales to 35.1% for the third quarter of 2025, compared to 34.1% for the same period in 2024, driven primarily by higher personnel and DTC brick-and-mortar expenses associated with new stores. In total, LAAP segment SG&A expenses increased 9.3% for the three months ended September 30, 2025, as compared to the same period in 2024.

EMEA

EMEA segment operating income increased $5.0 million to $38.2 million, or 23.2% of net sales, for the third quarter of 2025 from $33.2 million, or 23.4% of net sales, for the comparable period in 2024. EMEA net sales increased $22.7 million, or 16% (10% constant-currency), for the third quarter of 2025, compared to the same period in 2024, driven primarily by our Europe-direct business. The growth in Europe-direct net sales was driven by robust demand across both wholesale and DTC channels, which we believe was attributable to the execution of our marketplace strategies, including marketing activations and partnership with strategic wholesale partners and brand authenticators. EMEA distributor net sales decreased modestly, reflecting a shift of Fall 2025 shipments out of the third quarter of 2025 into the second quarter of 2025, partially offset by growth in Fall distributor orders, as compared to the same period in 2024. EMEA segment gross margin expanded to 49.7% for the third quarter of 2025 from 49.6% for the comparable period in 2024, driven primarily by higher channel profitability from lower clearance and promotional activity, partially offset by unfavorable input costs. EMEA segment SG&A expenses increased as a percentage of net sales to 24.2% for the third quarter of 2025, compared to 23.4% in 2024, driven primarily by higher personnel and demand creation expenses. In total, EMEA segment SG&A expenses increased 20.1% for the three months ended September 30, 2025, as compared to the same period in 2024.

Canada

Canada segment operating income increased $0.5 million to $22.8 million, or 25.7% of net sales, for the third quarter of 2025 from $22.4 million, or 26.7% of net sales, for the comparable period in 2024. Canada net sales increased $5.2 million, or 6% (7% constant-currency), for the third quarter of 2025, compared to the same period in 2024, driven primarily by our Canada wholesale business, partially offset by declines in our Canada DTC business. The growth in our Canada wholesale business reflected a shift of Fall 2025 shipments into the third quarter of 2025 out of the fourth quarter of 2025 and modest growth of Fall orders. Canada segment gross margin contracted to 47.4% for the third quarter of 2025 from 49.4% for the comparative period in 2024, driven primarily by lower channel profitability from unfavorable input costs and unfavorable effects from foreign exchange hedge rates, partially offset by higher channel profitability from lower clearance and promotional activity. Canada segment SG&A expenses increased as a percentage of net sales to 17.2% for the third quarter of 2025, compared to 16.9% for the same period in 2024. In total, Canada segment SG&A expenses increased 8.1% for the three months ended September 30, 2025, as compared to the same period in 2024.

Unallocated corporate expenses

Unallocated corporate expenses increased by $33.0 million to $111.8 million in the third quarter of 2025, from $78.9 million for the comparable period in 2024, driven primarily by $29.0 million of impairment charges related to Mountain Hardwear and prAna goodwill and the prAna trade name.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 33

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net sales by reportable segment are summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentage changes)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$1,352,988	$—	$1,352,988	$1,385,940	(2)%	(2)%
LAAP	407,901	3,498	411,399	373,115	9%	10%
EMEA	402,503	(6,652)	395,851	350,227	15%	13%
Canada	163,731	4,888	168,619	162,712	1%	4%
	$2,327,123	$1,734	$2,328,857	$2,271,994	2%	3%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
U.S.	$180,348	$211,815	$(31,467)
LAAP	54,469	48,340	6,129
EMEA	78,828	66,802	12,026
Canada	29,830	33,515	(3,685)
Total segment operating income	343,475	360,472	(16,997)
Unallocated corporate expenses	253,172	227,052	26,120
Operating income	$90,303	$133,420	$(43,117)

U.S.

U.S. segment operating income decreased $31.5 million to $180.3 million, or 13.3% of net sales, for the nine months ended September 30, 2025 from $211.8 million, or 15.3% of net sales, for the comparable period in 2024. The decrease in U.S. segment operating income was driven primarily by decreased net sales and increased segment SG&A expenses. U.S. net sales decreased $33.0 million, or 2%, for the nine months ended September 30, 2025, compared to the same period in 2024, driven primarily by our U.S. DTC brick-and-mortar and e-commerce businesses, partially offset by a modest increase in U.S. wholesale net sales. The decline in U.S. DTC brick-and-mortar net sales was attributable to the closure of temporary clearance locations and decreased productivity from existing stores, partially offset by contributions from new stores. As of September 30, 2025, our U.S. business operated 172 retail stores and 8 temporary clearance locations, compared to 169 retail stores and 42 temporary clearance locations for the comparable period in 2024. The decline in U.S. DTC e-commerce net sales was attributable to a challenging e-commerce environment for outdoor brands and increased competition within the outdoor lifestyle category, coupled with a difficult macroeconomic environment weighing on consumer sentiment. Our U.S. DTC e-commerce business was also partially impacted by ongoing efforts to refine and evolve our online promotions and marketing strategies. The modest increase in U.S. wholesale net sales reflected a shift of Fall 2025 shipments into the first nine months of 2025, partially offset by lower closeout sales and lower Fall 2025 orders. The underlying business trends within our U.S. business remain under pressure. U.S. segment gross margin expanded to 49.6% for the nine months ended September 30, 2025 from 48.9% for the comparable period in 2024, driven primarily by higher channel profitability from lower clearance and promotional activity, partially offset by unmitigated incremental tariffs. U.S. segment SG&A expenses increased as a percentage of net sales to 32.4% for the nine months ended September 30, 2025, compared to 29.3% for the same period in 2024, driven primarily by fixed SG&A deleverage on decreased net sales. In total, U.S. segment SG&A expenses increased 7.8% for the nine months ended September 30, 2025, as compared to the same period in 2024, driven primarily by our investment in demand creation in line with our ACCELERATE Growth Strategy.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 34

LAAP

LAAP segment operating income increased $6.1 million to $54.5 million, or 13.4% of net sales, for the nine months ended September 30, 2025 from $48.3 million, or 13.0% of net sales, for the comparable period in 2024. LAAP net sales increased $34.8 million, or 9% (10% constant-currency), for the nine months ended September 30, 2025, compared to the same period in 2024, driven primarily by our China, LAAP distributor and Japan businesses, partially offset by a decline in our Korea business. The growth in China net sales reflected continued strong demand, which we believe was attributable to the execution of our marketplace strategies throughout the first nine months of 2025, including premium product offerings and unique marketing strategies. The growth was further aided by positive outdoor category trends, as compared to the same period in 2024. The growth in LAAP distributor net sales was driven by growth in our distributor orders as compared to the same period in the prior year. The growth in Japan net sales was driven by healthy demand across all channels, which we believe was attributable to the execution of our marketplace strategies, as well as the effect of increased inbound international tourism through most of the first nine months of 2025, as compared to the same period in 2024. The decline in Korea net sales reflected unfavorable effects from foreign currency fluctuation, which more than offset constant-currency net sales growth within our Korea wholesale business, partially offset by a decline in our Korea DTC business. LAAP segment SG&A expenses decreased as a percentage of net sales to 36.3% for the nine months ended September 30, 2025, compared to 36.7% for the same period in 2024, primarily driven by fixed SG&A leverage on increased net sales. In total, LAAP segment SG&A expenses increased 8.2% for the nine months ended September 30, 2025, as compared to the same period in 2024.

EMEA

EMEA segment operating income increased $12.0 million to $78.8 million, or 19.6% of net sales, for the nine months ended September 30, 2025 from $66.8 million, or 19.1% of net sales, for the comparable period in 2024. The increase in EMEA segment operating income was driven primarily by increased net sales and gross profit, partially offset by increased segment SG&A expenses. EMEA net sales increased $52.3 million, or 15% (13% constant-currency), for the nine months ended September 30, 2025, compared to the same period in 2024, driven by our Europe-direct and EMEA distributor businesses. The growth in Europe-direct net sales was driven by robust demand across all channels, which we believe was attributable to the execution of our marketplace strategies so far this year, including marketing activations, elevating the online and in-store customer experience, and partnership with strategic wholesale partners and brand authenticators. The growth in EMEA distributor net sales was primarily driven by growth in our distributor orders as compared to the same period in the prior year. EMEA segment gross margin expanded to 47.9% for the nine months ended September 30, 2025 from 47.3% for the comparable period in 2024, driven primarily by favorable region and channel mix and higher channel profitability from favorable product mix. EMEA segment SG&A expenses increased as a percentage of net sales to 25.3% for the nine months ended September 30, 2025, compared to 24.6% for the same period in 2024, primarily driven by higher personnel and DTC brick-and-mortar expenses associated with new stores. In total, EMEA segment SG&A expenses increased 18.1% for the nine months ended September 30, 2025, as compared to the same period in 2024.

Canada

Canada segment operating income decreased $3.7 million to $29.8 million, or 18.2% of net sales, for the nine months ended September 30, 2025 from $33.5 million, or 20.6% of net sales, for the comparable period in 2024. Canada net sales increased $1.0 million, or 1% (4% constant-currency), for the nine months ended September 30, 2025, compared to the same period in 2024, driven primarily by our Canada wholesale business, partially offset by declines in our Canada DTC business. Canada segment gross margin contracted to 48.6% for the nine months ended September 30, 2025 from 49.4% for the comparable period in 2024, driven primarily by unfavorable channel mix, partially offset by higher channel profitability from lower clearance and promotional activity. Canada segment SG&A expenses increased as a percentage of net sales to 23.2% for the nine months ended September 30, 2025, compared to 20.9% for the same period in 2024. In total, Canada segment SG&A expenses increased 11.6% for the nine months ended September 30, 2025, as compared to the same period in 2024.

Unallocated corporate expenses

Unallocated corporate expenses increased by $26.1 million to $253.2 million for the nine months ended September 30, 2025 from $227.1 million for the comparable period in 2024, driven primarily by $29.0 million of impairment charges related to Mountain Hardwear and prAna goodwill and the prAna trade name.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents, short-term investments, and available committed credit lines. Our liquidity is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 35

cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand. Our cash position is also impacted by incremental tariff costs for U.S. product. While we currently project having adequate liquidity to meet our short-term and long-term working capital needs, we have a $500.0 million committed credit facility on which we can draw, should it be needed, until we receive cash receipts in the fourth quarter.

Cash Flow Activities

Cash flows are summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(333,443)	$(76,608)	$(256,835)
Investing activities	239,084	321,148	(82,064)
Financing activities	(221,848)	(284,575)	62,727
Net effect of exchange rate changes on cash	13,170	(3,604)	16,774
Net decrease in cash and cash equivalents	$(303,037)	$(43,639)	$(259,398)

The change in cash flows used in operating activities for the nine months ended September 30, 2025 was primarily driven by a $256.3 million increase in cash used in changes in assets and liabilities. The most significant comparative changes in assets and liabilities included Accounts payable, Inventories, and Prepaid expenses and other current assets. A $129.9 million increase in cash used in Accounts payable and $43.9 million increase in cash used in Inventories were primarily driven by earlier timing of inventory receipts and payments, in part to proactively mitigate the impact of further incremental tariffs. A $32.9 million decrease in cash provided by Prepaid expenses and other current assets was primarily driven by an increase in U.S. prepaid income taxes.

Net cash provided by investing activities was $239.1 million for the nine months ended September 30, 2025, compared to $321.1 million for the nine months ended September 30, 2024. The decrease in cash provided by investing was primarily driven by lower sales and maturities of short-term investments for the nine months ended September 30, 2025, as compared to the same period in 2024.

Net cash used in financing activities was $221.8 million for the nine months ended September 30, 2025, compared to $284.6 million for the nine months ended September 30, 2024. The decrease in cash used in financing was primarily driven by lower share repurchases of common stock for the nine months ended September 30, 2025, as compared to the same period in 2024.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of September 30, 2025, we had cash and cash equivalents of $228.8 million and short-term investments of $7.2 million, compared to $531.9 million and $283.6 million, respectively, as of December 31, 2024 and $306.7 million and $67.2 million, respectively, as of September 30, 2024.

Committed credit facilities

As of September 30, 2025, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility. Refer to Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our domestic credit facility.

Further, as of September 30, 2025, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €5.0 million (approximately US$5.9 million). There was no balance outstanding under the facility.

Uncommitted credit facilities
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 36

As of September 30, 2025, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$101.2 million. There were no balances outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash and cash equivalents, short-term investments, cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of September 30, 2025, our inventory balance was relatively flat at $800.4 million, compared to $798.2 million as of September 30, 2024, as earlier timing of Fall 2025 inventory receipts, in part to proactively mitigate the impact of further incremental tariffs, was offset by earlier wholesale shipments. We believe older season inventories represent a manageable portion of our total inventory mix.

We have planned full-year 2025 capital expenditures of approximately $65 to $75 million. This includes investments in our DTC operations, including new stores and supply chain and digital capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction.

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

Other cash commitments

Our inventory purchase obligations were $404.2 million as of September 30, 2025, compared to $473.0 million and $437.2 million as of December 31, 2024 and September 30, 2024, respectively.

There have been no other significant changes to our other cash commitments as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Other than described below, there have been no significant changes in our significant accounting policies described in Note 2 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Indefinite-Lived Intangible Assets and Goodwill

During the third quarter of 2025, the Company identified triggering events related to the prAna and Mountain Hardwear trade names and goodwill reporting units. As a result, we performed interim quantitative impairment tests where the Company compared the estimated fair
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 37

values of the prAna and Mountain Hardwear trade names and goodwill reporting units to their carrying values. Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these impairments.

In our interim quantitative impairment test of the prAna trade name, the fair value of the prAna trade name was less than its carrying value of $51.8 million and, therefore, an impairment charge of $8.0 million was recorded. In our interim quantitative impairment test of the Mountain Hardwear trade name, the fair value of the Mountain Hardwear trade name exceeded its carrying value of $15.0 million by approximately 75 percent and, therefore, no impairment charge was recorded. As part of our evaluation, we performed a sensitivity analysis on the trade name impairment model. A 300 basis point decline in the compound annual growth rate for net sales assumed over the first five years would reduce the excess of the fair value over the carrying value to approximately 51 percent. Separately, a 100 basis point increase in the assumed discount rate would reduce the excess of the fair value over the carrying value to approximately 57 percent. A separate 50 basis point decline in the assumed royalty rate would reduce the excess of the fair value over the carrying amount to approximately 31 percent.

In our interim quantitative impairment test of the prAna reporting unit, the fair value of the prAna reporting unit was less than its carrying value of $12.2 million and, therefore, an impairment charge of $8.8 million was recorded. In our interim quantitative impairment test of the Mountain Hardwear reporting unit, the fair value of the Mountain Hardwear reporting unit was less than its carrying value and, therefore, an impairment charge of $12.2 million was recorded, comprising the full Mountain Hardwear goodwill balance.

Our impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected net sales, income, cash flows, discount rates, market-based multiples, and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in our ability to meet sales and profitability objectives, or changes in our business operations or strategic direction.

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

FOREIGN EXCHANGE RISK

Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euro, Canadian dollar, Japanese yen, Chinese renminbi, or Korean won as their functional currency. We also mitigate changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated sales for subsidiaries that use U.S. dollar and European euro as their functional currency. We manage this risk primarily by using currency forward contracts. Additionally, we hedge net balance sheet exposures related primarily to non-functional currency denominated monetary assets and liabilities using foreign currency forward contracts in European euro, Japanese yen, Canadian dollar, Swiss franc, Chinese renminbi, Korean won, British pound sterling, Danish krone, Norwegian krone, Polish zloty, Swedish krona, and Czech koruna. Non-functional currency denominated monetary assets and liabilities consist of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans and dividends.

The net fair value of our derivative contracts was unfavorable by $8.4 million as of September 30, 2025. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, renminbi, won, pound sterling, krone, zloty, krona and koruna against the U.S. dollar would have resulted in the net fair value declining by approximately $94.0 million as of September 30, 2025. Changes in the fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

There have been no other material changes in the market risk disclosure contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 38

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2025 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 39

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 40

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 41

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 42

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 43

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 44

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 45

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

We Depend on Certain Legacy Information Technology Systems, Which May Inhibit Our Ability to Operate Efficiently.

Our legacy product development, retail and other systems, on which we continue to manage a portion of our business activities, depend on the availability of limited internal and external resources with the expertise to maintain the systems. In addition, our legacy systems, including aged systems in our Korean business, may not support desired functionality for our operations and may inhibit our ability to operate efficiently and cost effectively. The continued use of these legacy systems also increases the risk of service disruption and can complicate recovery effort when issues arise. Moreover, our continued transition from these legacy systems to new ones is complex and requires significant change management, including extensive coordination and integration with third-parties and their systems. Consequently, these transitions could result in the interruption of our operations.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 46

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 47

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 48

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 49

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 50

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of September 30, 2025, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just over 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through September 30, 2025, our Board of Directors has authorized the repurchase of $2.6 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of September 30, 2025, we had repurchased 40.4 million shares at an aggregate purchase price of $2,144.1 million, and had $455.9 million remaining available under the share repurchase program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 51

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2025 through July 31, 2025	—	$—	—	$495.9
August 1, 2025 through August 31, 2025	476,937	$55.28	476,937	$469.5
September 1, 2025 through September 30, 2025	245,410	$55.55	245,410	$455.9
Total	722,347	$55.37	722,347	$455.9

ITEM 5.	Other Information

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the third quarter of 2025.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 52

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	November 6, 2025	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q3 2025 FORM 10-Q | 53