Form 10-K
period 2025-12-31
COLUMBIA SPORTSWEAR CO
filed 2026-02-25
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, was $1,559,351,388.

The number of shares outstanding of the registrant's common stock on February 13, 2026 was 52,351,552.
Portions of the registrant's proxy statement related to its 2026 Annual Shareholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement related to its 2026 Annual Shareholders' Meeting shall not be deemed to be part of this report.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "intend", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, manufacturing locations of our inventory, inventory mix, the continued licensing of certain of our proprietary rights, consumer and customer spending and preferences, the performance of our international businesses, the impact of tariffs imposed pursuant to the International Emergency Economic Powers Act ("IEEPA") (the "incremental tariffs"), the roll-back of incremental tariffs and any additional actions taken in response to their roll-back, including tariffs imposed pursuant to Section 122 of the Trade Act of 1974 (the "122 tariffs"), our ability to recover refunds of incremental tariff amounts paid, international trade policy and the economic and geopolitical environment, consumer and customer behaviors and expectations and our ability to serve and retain existing, value-oriented consumers while attracting new consumers, product price elasticities resulting from tariff-induced price increases, the effect of our pricing, promotional and segmentation strategies, the impact of seasonal trends, the effectiveness of our risk management strategies, the performance and expected benefits of our Profit Improvement Program, the Columbia brand ACCELERATE Growth Strategy and our increased investment in demand creation, effectiveness of our marketing campaigns, the countries from which we expect to source raw materials, the impact of prior or ongoing tax audits on our financial condition, results of operations or cash flows, capital expenditures, and our short and long-term cash needs and our ability to meet those needs.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | i

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

Columbia® | Founded in 1938, our Columbia brand's mission is to unlock the outdoors for everyone. Our Columbia brand offers authentic, high-value outdoor apparel, footwear, accessories and equipment products suited for hiking, trail running, snow sports, and fishing and hunting activities, as well as everyday outdoor activities.

SOREL® | Acquired in 2000, our SOREL brand has evolved from a men's utility boot brand into a contemporary lifestyle brand bringing style to the outdoors. Our SOREL brand leverages its rich heritage, innovation and style to offer distinct, compelling, and unexpected footwear to consumers around the world.

Mountain Hardwear® | Acquired in 2003, our Mountain Hardwear brand's mission is to encourage and equip people to seek wilder paths. With over 30 years of wild wisdom, our Mountain Hardwear brand continues to offer premium technical apparel, accessories and equipment products for climbers, mountaineers, skiers, snowboarders, and trail athletes.

prAna® | Acquired in 2014, our prAna brand's mission is to inspire an active lifestyle, lived with mindfulness and originality. prAna pairs style and functionality to craft versatile apparel and accessories for those who want the freedom to explore ways of moving and being.

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

PRODUCT DESIGN AND INNOVATION

We are committed to designing innovative and functional products for consumers who participate in a wide range of outdoor, active and lifestyle activities, enabling them to enjoy those activities longer and in greater comfort. We distinguish our products in the marketplace through brand-specific product design efforts, with teams focused on aligning product attribute priorities with the needs and preferences of each brand's target consumer, including, but not limited to, product attribute priorities such as versatility, style, quality, value, and technical performance.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 1

Our team of specialists leads both our internal research and development efforts and works closely with independent suppliers to conceive, develop and commercialize innovative technologies and materials to provide the unique performance benefits desired by consumers. We utilize our working relationships with specialists in the fields such as chemistry, biochemistry, engineering, industrial design, materials research, graphic design, and other related fields, along with consumer insights and feedback, to develop and test innovative performance products, processes, packaging, and displays. These efforts, coupled with our drive for continuous improvement, represent key factors in the success of our products.

MANUFACTURING AND SOURCING

We seek to substantially limit our invested capital and avoid the costs and risks associated with large production facilities and the associated labor forces; therefore, we do not own, operate or manage manufacturing facilities. The vast majority of our finished goods are produced by contract manufacturers located outside the United States ("U.S."). We establish and maintain long-term relationships with key finished good manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. The use of contract manufacturers for our finished goods maximizes our flexibility and historically has benefited our product costs. We continually evaluate our source base and its benefit to our product costs, including evaluation of tariffs and duties.

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

We operate manufacturing liaison offices in seven Asia Pacific countries. Our personnel based in these offices assist with product development and monitor production at our contract manufacturers' facilities to ensure our products are manufactured to our specifications.

In 2025, our apparel, accessories and equipment products for our wholesale and direct-to-consumer ("DTC") businesses were manufactured into finished goods in 16 countries. In 2025, finished goods manufacturers in Vietnam, Bangladesh, Indonesia, and India produced approximately 35%, 30%, 10% and 10%, respectively, of these products. Five of the largest contract finished goods manufacturers account for approximately 30% of our apparel, accessories and equipment production, with the largest manufacturer accounting for approximately 10%.

In 2025, our footwear products for our wholesale and DTC businesses were manufactured into finished goods in four countries. In 2025, finished goods manufacturers in Vietnam and China produced approximately 80% and 10%, respectively, of these products. Five of the largest contract finished goods manufacturers account for approximately 80% of our footwear production, with the largest manufacturer accounting for approximately 25%, three manufacturers accounting for approximately 15% each and one manufacturer accounting for approximately 10% individually.

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

Our integrated marketing efforts deliver messages about our brands, as well as the performance benefits, features and styles of our products within each of our brands to their target consumers. We utilize a variety of means to deliver our marketing messages, including digital marketing, branded e-commerce and marketing sites, social media interactions, television and print publications, experiential events, brand ambassadors, branded and enhanced product store displays, and consumer-focused public relations efforts. In addition, we reinforce our brands' marketing messages with our key wholesale customers by utilizing digital platforms, television, print and advertising campaigns, as well as in-store branded visual merchandising display tools and favorable product presentation. We also authorize and encourage our international distributors to connect with consumers by local activations, operating e-commerce and marketing sites and maintaining a presence on social media platforms.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 2

SALES AND DISTRIBUTION

We sell our products in 115 countries and operate in four reportable segments: U.S., Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada. These reportable segments are organized by geographic location. Each reportable segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle products, including apparel, footwear, accessories, and equipment.

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

U.S.

U.S. is our largest segment and provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our U.S. wholesale and DTC businesses. We have nearly 1,950 wholesale customers in the U.S. In 2025, our five largest U.S. wholesale customers accounted for approximately 20% of U.S. net sales and less than 10% individually. As of December 31, 2025, our U.S. DTC brick-and-mortar distribution channel sold our products in over 170 retail stores. Our US DTC e-commerce business also includes the operation of e-commerce websites for each of our four brands.

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

LAAP

LAAP provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our wholly owned subsidiaries in Japan, Korea and China, and through distributors in other LAAP markets through our LAAP wholesale and DTC distribution channels. We have nearly 400 wholesale customers, including distributors, in LAAP. In 2025, our five largest LAAP wholesale customers accounted for approximately 15% of LAAP net sales. As of December 31, 2025, our LAAP DTC brick-and-mortar distribution channel sold our products in over 305 retail stores. Our LAAP DTC e-commerce business also includes the operation of e-commerce websites for our Columbia brand in Japan, Korea and China, as well as our SOREL and Mountain Hardwear brands in Japan.

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

EMEA

EMEA provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Europe-direct and EMEA distributor businesses through our EMEA wholesale and DTC distribution channels. We have nearly 3,200 wholesale customers, including distributors, in EMEA. In 2025, our three largest EMEA wholesale customers accounted for approximately 20% of EMEA net sales and less than 10% individually. As of December 31, 2025, our Europe-direct DTC brick-and-mortar distribution channel sold our products in over 70 retail stores and e-commerce sites in 10 countries. Our Europe-direct e-commerce business also includes the operation of e-commerce websites for our Columbia and SOREL brands in 10 countries.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 3

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

CANADA

Canada provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Canada wholesale and DTC businesses. We have nearly 400 wholesale customers in Canada. In 2025, our two largest Canada wholesale customers accounted for approximately 30% of Canada net sales; approximately 17% and 13%, respectively. As of December 31, 2025, our Canada DTC brick-and-mortar distribution channel sold our products in over 15 retail stores. Our Canada DTC e-commerce business also includes the operation of e-commerce websites for our Columbia, SOREL and Mountain Hardwear brands,

We distribute the majority of Canada products from a distribution center that we own and operate in the province of Ontario in Canada, as well as through third-party logistics companies that operate facilities located near receiving ports.

See Part II, Item 7 and Item 8 in this Annual Report on Form 10-K for further discussion regarding our reportable segments.

INTELLECTUAL PROPERTY

Our trademarks create a market for our products, identify our company and differentiate our products from competitors' products. We own many trademarks, including Columbia Sportswear Company®, Columbia®, SOREL®, Mountain Hardwear®, prAna®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo, the SOREL polar bear logo, and the prAna horn design logo, as well as many other trademarks relating to our brands, products, styles, and technologies. Trademark registrations generally are renewable indefinitely, subject to timely payment of renewal fees and, in certain jurisdictions, continued use of the trademark. We also place significant importance on trade dress (the overall appearance and image of our products) which distinguishes Columbia’s products in the marketplace.

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

COMPETITION

The markets for outdoor, active and lifestyle apparel, footwear, accessories, and equipment products are highly competitive and we face significant competition from numerous companies. Our competition includes large companies with significant financial, marketing and operational resources, small companies with limited resources but deep entrenchment in their local markets, emerging brands with a large DTC presence, non-traditional outdoor brands, and other branded competitors. We also face competition from our wholesale customers who, under their own private brand names, produce and distribute similar products to our target consumers through their own retail stores and e-commerce businesses. We identify our primary competitive factors in the markets for outdoor, active and lifestyle products to be brand strength, product innovation, quality, value, style, performance, as well as effective marketing and delivery of product in alignment with consumer expectations.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 4

HUMAN CAPITAL

We believe that attracting and retaining talent strengthens our enterprise. As part of these efforts, we strive to offer a competitive compensation and benefits program and promote employee well-being.

As of December 31, 2025, our employee workforce of approximately 9,620 employees consisted of approximately 5,730 full-time and part-time retail employees, 990 distribution center employees and 2,900 corporate and/or office employees.

Compensation and Benefits

Our compensation plans aim to reward performance. We offer competitive compensation packages which may include performance-based bonuses and, to align the interest of our management with those of our shareholders, share-based compensation through a stock incentive plan. Globally, we offer employees affordable, competitive and comprehensive benefit programs.

AVAILABLE INFORMATION

We make available free of charge on or through the investor relations section on our website at https://investor.columbia.com/sec-filings our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission ("SEC").

Detailed information regarding our (and our brands’) corporate responsibility priorities and progress can be found in our latest "Impact Report" at https://columbia.com/corporate-responsibility. The content of such report is not incorporated by reference in this Annual Report on Form 10-K.

The content contained on or accessible through any website referred to in this Annual Report on Form 10-K, including those mentioned above, is not incorporated by reference in this annual report unless expressly noted.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 5

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Timothy P. Boyle	76	Chairman, Chief Executive Officer
Joseph P. Boyle	45	President, Columbia Brand
Peter J. Bragdon	63	President
Richelle T. Luther	57	Executive Vice President, Chief Administration Officer and General Counsel
Lisa A. Kulok	60	Executive Vice President, Chief Operating Officer
Jim A. Swanson	51	Executive Vice President, Chief Financial Officer
Craig Zanon	66	Executive Vice President, Emerging Brands, Europe-direct and Asia Direct

Timothy P. Boyle joined the Company in 1971 as General Manager and served as the Company's President from 1988 to 2015, reassuming the role from 2017 to November 2025. Mr. Boyle has served as Chief Executive Officer since 1988. He has served as a member of the Board of Directors since 1978, and as Interim Chairman of the Board of Directors from November 2019 until his appointment as Chairman of the Board of Directors in January 2020. Mr. Boyle is a third-generation member of the Company's founding Boyle family, and the father of Joseph P. Boyle.

Joseph P. Boyle joined the Company in 2005 and has served in numerous roles of increasing leadership and responsibility, including General Merchandising Manager of Outerwear, Accessories, Equipment, Collegiate and Licensing, Vice President of Apparel Merchandising, Senior Vice President of Columbia Brand Merchandising & Design, and Executive Vice President, Columbia Brand President. In November 2025, he was appointed President, Columbia Brand. Mr. Boyle is a fourth-generation member of the Company's founding Boyle family, and the son of Timothy P. Boyle.

Peter J. Bragdon joined the Company in 1999 and served as Senior Counsel and Director of Intellectual Property until January 2003. From 2003 to 2004, Mr. Bragdon served as Chief of Staff in the Oregon Governor's office. Mr. Bragdon returned to Columbia in 2004 as Vice President, General Counsel and Secretary, was named Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary in 2010 and Executive Vice President, Chief Administrative Officer, General Counsel and Secretary in 2015. In 2017, he assumed oversight of the Company's international distributor business. In November 2025, Mr. Bragdon was appointed President of the Company. Mr. Bragdon is also a member of the Board of Directors of Northwest Natural Holding Company (NYSE: NWN), and its subsidiary, Northwest Natural Gas Company, and serves on the Board of the Portland Branch of the Federal Reserve Bank of San Francisco. Prior to joining the Company, Mr. Bragdon served as an attorney in the corporate securities and finance group at Stoel Rives LLP, and Special Assistant Attorney General for the Oregon Department of Justice.

Richelle T. Luther joined the Company in 2008 as Deputy General Counsel. She was appointed Senior Vice President & Chief Human Resources Officer in September 2015 and named Executive Vice President, Corporate Affairs and Chief Human Resources Officer in January 2023. In November 2025, Mrs. Luther was appointed Executive Vice President, Chief Administrative Officer and General Counsel. Prior to joining the Company, she served at Northwest Natural Gas from 2002 to 2008, most recently as Corporate Secretary and Chief Governance Officer, and was an attorney at Stoel Rives LLP from 1997 to 2002.

Lisa A. Kulok joined the Company in 2008 as Senior Director of Global Planning. She was promoted to Senior Vice President of Global Supply Chain Operations in 2015, was named Senior Vice President of Global Supply Chain Operations and Manufacturing in July 2020 and Executive Vice President, Chief Supply Chain Officer in November 2020. In January 2026, Ms. Kulok was appointed Executive Vice President, Chief Operating Officer of the Company. Prior to joining the Company, Ms. Kulok held various leadership positions at NIKE, Inc., including USA Apparel Marketplace Planning Director and Director of Regional Planning.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 6

Craig Zanon joined the Company in 2021 as Senior Vice President, Emerging Brands and was elevated to Executive Vice President, Emerging Brands, Europe-direct and Asia Direct in February 2024. Prior to joining the Company, Mr. Zanon spent more than 20 years with NIKE, Inc. and held various leadership roles, including Vice President and General Manager of Global Basketball, as well as Vice President of U.S. Footwear and General Manager for the Americas.

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

Our imported products are subject to duties, tariffs or import limitations that affect the cost and quantity of various types of goods imported into the U.S. and other markets. The changes in U.S. global trade policy, and ongoing uncertainty around future tariffs or other alternative measures and refunds of prior incremental tariffs paid, have had and may continue to have, an adverse impact on our business, financial condition and operating results and may (and in many cases, have):

•Lead to a decline in discretionary spending by consumers weary of inflationary pressures, particularly increased prices for apparel and footwear products in the U.S. (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings");
•Impair the financial health of certain of our wholesale customers (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings");
•Result in a misalignment between demand and supply, as has occurred in our cancellation of product orders in advance of the Fall 2025 and Spring 2026 seasons (see "Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect Our Gross Margin");
•Impact global economic conditions and contribute to an economic slowdown (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings" and "We May Incur Additional Expenses, Be Unable to Obtain Financing, or Be Unable to Meet Financial Covenants of Our Financing Agreements as a Result of Downturns in the Global Markets");
•Impact previous business assumptions (see "We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate" and "Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect Our Gross Margin");
•Cause an increase in promotional activity in the U.S. marketplace to offset tariff-induced price increases ( "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings.");
•Cause currency rate fluctuations (see “Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings”);
•Result in rising costs across our U.S. operations;
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.

In addition, the impact of U.S. global trade policy changes may also exacerbate other risks discussed in this Item 1A, any of which could have a material adverse effect on our results of operations, financial condition or cash flows. New or increased tariffs or other alternative measures, retaliatory actions, or anti-American sentiment could also exacerbate the risks outlined above and in this Item 1A. The current trade environment is dynamic in nature. Significant uncertainty remains regarding the newly imposed 122 tariffs, whether and how the prior incremental tariffs that we have paid will be refunded by the U.S. government, and the tariff rates that will apply to our U.S. imports in the near and long-term from additional alternative measures pursued by the U.S. government to preserve revenues from foreign imports. The timing, scope and form of such measures are unknown and may lead to additional volatility and uncertainty in the global markets.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 7

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
•Highly Competitive Markets. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories, and equipment companies. More recently this competition has extended to brands that may not be viewed as outdoor brands but are participating in the outdoor apparel and footwear industry. Retailers who are our wholesale customers often pose a significant competitive threat by designing, marketing and distributing apparel, footwear, accessories, and equipment under their own private labels. We also experience direct competition in our DTC business from retailers that are our wholesale customers. This is particularly the case in the digital marketplace, where increased consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations are key factors.
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
•Brand Images. Certain of our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our consumers' and customers' connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. In addition, consumer and customer sentiment could be shaped by our sustainability policies and related design, sourcing and operational decisions. Finally, demand in certain channels may be impacted in the short term as we seek to elevate the perception of the Columbia brand by proactively managing the promotional activity in the marketplace.
•Weather Conditions. Our sales are affected by weather conditions. Our DTC sales are dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonably warm weather also impacts future sales to and sell through of current orders at our wholesale customers, who may hold inventory into subsequent seasons in response to unseasonably warm weather and may not follow historical replenishment patterns. Our results may be negatively impacted if management is not able to adjust expenses in a timely manner in response to unfavorable weather conditions and the resulting impact on consumer and customer demand. To the extent weather patterns trend warmer, consumer and customer demand for our outerwear and cold weather footwear products will be negatively affected.
•Shifts in Retail Traffic Patterns. Shifts in consumer purchasing patterns in our key markets may have an adverse effect on our DTC brick-and-mortar operations and the financial health of certain of our wholesale customers, some of whom may reduce their brick-and-mortar store fleet, file for protection under bankruptcy laws, restructure, or cease operations. These related business impacts have already occurred at certain of our wholesale customers. We face increased risk of order reduction and cancellation when dealing with financially ailing wholesale customers. We also extend credit to our wholesale customers based on an assessment of the wholesale customer's financial condition, generally without requiring collateral. We may choose (and have chosen in the past) to limit our credit risk by reducing our level of business with wholesale customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our DTC businesses within a reasonable period or at all.
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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 8

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

We place orders for our products with our contract manufacturers in advance of the related selling season and, as a result, are vulnerable to changes in consumer and/or customer demand for our products. Therefore, we must accurately forecast consumer and/or customer demand for our products well in advance of the selling season. We are subject to numerous risks relating to consumer and/or customer demand (see “We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Customer Demand for our Products and Lead to a Decline in Sales and/or Earnings” and “Our Orders from Wholesale Customers are Subject to Cancellation, Which Could Lead to a Decline in Sales or Gross Profit, Write-downs of Excess Inventory, Increased Discounts or Extended Credit Terms to Our Wholesale Customers” for additional information). Our ability to accurately predict consumer and/or customer demand well in advance of the selling season for our products is impacted by these risks, as well as our reliance on manual processes, human judgments and systems predictions that are all subject to error. These risks are heightened during periods of macroeconomic and geopolitical volatility.

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

In addition, contract manufacturers may fail to perform as expected. If a contract manufacturer fails to ship orders in a timely manner or is unable to produce contracted goods (including as a result of third-party supply chain financing issues), we could experience supply disruptions that result in missed delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price or cause us to incur additional freight costs. We may also not be able to produce the goods necessary to meet our demand and experience lost sales.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 9

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

Our products are derived from raw materials that are subject to both disruptions to supply availability and price volatility. If there are supply disruptions or price increases for raw materials we use in our products and we are unable to obtain sufficient raw materials to meet production needs or offset rising costs by increasing the price of our products or achieving efficiency improvements, we could experience negative impacts to our sales and profitability. Additionally, should U.S. tariffs be imposed based on origin of raw materials, the tariffs applicable to us might increase meaningfully. For our Spring 2026 and Fall 2026 inventory combined, our contract manufacturers sourced roughly 27% of our footwear raw materials and roughly 21% of our apparel raw materials for the U.S. market from China. We may need to seek sourcing of raw materials in alternative countries, which may not be available at all or in a timely manner.

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

In addition, the ability to move products over larger geographical distances could be negatively affected by ocean, air and trucking cargo capacity constraints or labor disruptions, or such constraints or disruptions at ports or borders, or geopolitical conflicts. These constraints, conflicts and disruptions could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. Furthermore, increases in distribution costs, including but not limited to freight costs, could adversely affect our costs, which we may not be able to offset through price increases or decreased promotions.

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

We also receive and distribute our products through third-party operated distribution facilities internationally and domestically. We depend on these third parties to manage the operation of their distribution facilities as necessary to meet our business needs. If the third parties fail to
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 10

manage these responsibilities, our international and domestic distribution operations could face significant disruptions or we could incur additional expense. Transitions within our distribution network amongst third-party distribution partners exacerbates this risk.

Our ability to meet consumer and customer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third parties, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third parties, including those involved in moving products to and from our distribution facilities and facilities operated by third parties. The uneven flow of inventory receipts during peak times at our distribution centers may cause us to miss delivery deadlines, as we work through inventory, which in turn may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price.

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

We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. The interdependence of these processes and systems is a significant risk to the successful completion and continued refinement of these initiatives, and the failure of any aspect could have a material adverse effect on the functionality of our overall business. We may also experience difficulties in implementing or operating our new or upgraded business processes or information technology systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits. In addition, our inability to keep up with rapid technological change (including the successful utilization of data analytics, artificial intelligence ("AI") and machine learning) could adversely impact our business.

We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.

We continue to make investments in our digital capabilities and our DTC operations, including new stores. (See “Initiatives to Upgrade Our Business Processes and Information Technology Systems to Optimize Our Operational and Financial Performance Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits”.) Since many of the costs of our DTC operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales. We may not be able to exit DTC brick-and-mortar locations and related leases at all or without significant cost or loss, including impairment losses, renegotiate the terms thereof, or effectively manage the profitability of our existing brick-and-mortar stores. In addition, obtaining real estate and effectively renewing real estate leases for our DTC brick-and-mortar operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 11

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

We rely on cloud-based solutions furnished by third parties primarily to allocate resources, pay vendors, collect from customers, manage loyalty programs, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our DTC operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to our use of their systems, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Some transitions of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense, or an interruption in services.

Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, ransomware and digital extortion, computer viruses, the installation of malware and similar disruptions either by third parties or employees, which may result in outages. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities.

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

We and many of our third-party vendors manage and maintain various types of proprietary information and sensitive and confidential data relating to our business, such as personally identifiable information of our consumers, our customers, our employees, and our business partners, as well as payment information in certain instances. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third parties must continually evaluate and adapt our systems and processes, and there is no guarantee that these efforts will be adequate to safeguard against all data security breaches or misuses of data. Any breaches of our or our third parties’ systems could expose us, our customers, our consumers, our suppliers, our employees, or other individuals to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

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
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 12

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

We Depend on Certain Legacy Information Technology Systems, Which May Inhibit Our Ability to Operate Efficiently.

Our legacy product development, retail and other systems, on which we continue to manage a portion of our business activities, depend on the availability of limited internal and external resources with the expertise to maintain the systems. In addition, our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently and cost effectively. The continued use of these legacy systems also increases the risk of service disruption and can complicate recovery effort when issues arise. Moreover, our continued transition from these legacy systems to new ones is complex and requires significant change management, including extensive coordination and integration with third parties and their systems. Consequently, these transitions could result in the interruption of our operations.

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

As we strive to achieve product innovations, extend our brands into new product categories and expand the geographic scope of our marketing, we face a greater risk of inadvertent infringements of third-party rights or compliance issues with regulations applicable to products with technical features or components. We may become subject to litigation based on allegations of infringement or other improper use of intellectual property rights of third parties. In addition, failure to successfully obtain and maintain patents on innovations could negatively affect our ability to market and sell our products.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 13

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

Changes in tax laws or regulations in the jurisdictions where we operate, including increases in tax rates, modifications to deductions or credits, or new rules affecting multinational companies, could materially impact our income tax expense and effective tax rate. Many countries are moving forward with the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two global minimum tax framework, which includes a 15% minimum effective tax rate and related administrative guidance, such as transition and safe‑harbor provisions that may affect how the rules are applied in the initial years. We continue to monitor the adoption of these rules and evaluate their potential impact on our tax rate and our eligibility for any available safe harbors. As jurisdictions implement these requirements, tax uncertainty may increase and could adversely affect our provision for income taxes.

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

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, sustainability regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick-and-mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur and laws and regulations that are enacted in response to such events. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, as well as in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the U.S. and other markets. Moreover, goods suspected of being manufactured with forced labor could be blocked from importation into the U.S. or other countries, which could materially impact sales.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 14

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
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 15

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

Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities. Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future (as has recently occurred with the prAna and Mountain Hardwear brands). We also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities vary from actual or future projected results, we may be exposed to losses, including impairment losses, that could be material.

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

Extreme Weather Conditions, Climate Change, and Natural Disasters Could Negatively Impact Our Operating Results and Financial Condition.

Extreme weather conditions in the areas in which our retail stores, suppliers, consumers, customers, distribution centers, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, heat stress and natural disasters such as wildfires, earthquakes, hurricanes and tsunamis, whether occurring in the U.S. or abroad, and their related consequences and effects,
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 16

including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability and changes in consumer preferences and spending that may negatively impact our operating results and financial condition.

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

We Have Implemented a Shared Services Model.

Over the last several years, we have invested in a shared services model under which certain of our operations, including certain finance functions, are performed by teams around the globe. We may not achieve the expected or desired synergies or other benefits of implementing shared services. In addition, the operation and continued expansion of the shared services model could lead to operational challenges, inefficiencies, or increased costs, any of which may have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We License our Proprietary Rights to Third Parties and Could Suffer Reputational Damage to Our Brands if We Fail to Choose Appropriate Licensees.

We currently license, and expect to continue licensing, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. We rely on our licensees to help preserve the value of our brands. Although we attempt to protect our brands through approval rights, we cannot completely control the use of our licensed brands by our licensees. The misuse of a brand by or negative publicity involving a licensee could have a material adverse effect on that brand and on us.

In addition, from time to time we license the right to operate retail stores for our brands to third parties, primarily in our international regions. We provide training to support these stores and set operational standards. However, these third parties may not operate the stores in a manner consistent with our standards, which could cause reputational damage to our brands or harm these third parties' sales.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 17

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of December 31, 2025, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled greater than 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

Management's Role in Managing Risk

Our management team is responsible for identifying, assessing and managing the material risks facing the Company. On January 6, 2025, the Company's Executive Vice President, Chief Digital Information Officer, departed the Company. Jim Swanson, Executive Vice President and Chief Financial Officer, oversaw the digital technology department at the Company in an interim capacity until January 21, 2026 when the Company appointed a Senior Vice President, Chief Technology Officer ("CTO"). The CTO, together with our Chief Information Security Officer ("CISO"), are responsible for identifying, assessing and managing risks facing the Company from cybersecurity threats impacting our internal systems and/or systems supported by third-party providers. Our CTO has served in various information technology roles for over 20 years, including the role of CTO at a private company and management of information technology programs of private and public companies. Our CISO has served in various information technology and information security roles for over 20 years, including management of information security programs in the Department of Defense and private and public companies, and holds multiple industry certifications in information security. We leverage certain third-party providers and our internal Incident Response Team to help alert us when a cybersecurity event occurs. Cybersecurity events may include unauthorized access, attacks on our resources, compromised accounts, malware, or ransomware. Upon alert of an event, we estimate the level of severity, create a response plan, and communicate to management as needed. Based on the estimated level of severity, timing of incident communication to management may vary in accordance with established escalation protocols. Our cybersecurity risk assessment process is subject to change in the future as threats may evolve over time.

An Information Security committee oversees this cybersecurity program and consists of senior management, including Mr. Swanson and our Chief Administrative Officer and General Counsel. At least quarterly, this committee reviews updates regarding cybersecurity threats and incidents that have occurred. Periodically, this committee approves cybersecurity strategy and initiatives proposed by our CTO and CISO. In 2025, we engaged an independent third party review of our cybersecurity program against the NIST Cybersecurity Framework 2.0 to provide an independent assessment and perspective measured against industry standards. Additionally, we periodically engage independent third parties to perform audits of portions of our cybersecurity control environment based on risk.

Cybersecurity risks are also considered in the Company's enterprise risk management program.

Board Oversight

Our Board of Directors ("Board") generally oversees Columbia's risk management practices and processes. The Board has delegated primary oversight of the management of cybersecurity risk to the Audit Committee. The Audit Committee performs an annual deep dive on the strategies, investments and risks related to Columbia's information technology systems, including a review of Columbia's cybersecurity
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 18

programs, and also receives quarterly updates from our CTO and CISO. The Board is informed of cybersecurity events to the extent they may materially impact Columbia or management otherwise believes they should be escalated to the Board.

Risks from Cybersecurity Threats

In the three-year period ended December 31, 2025, we are not aware of any cybersecurity incidents that have had a material impact on our business. There can be no assurance that we, or the third parties with which we interact, will not face a cybersecurity incident in the future that will materially affect us. See Item 1A of this Annual Report on Form 10-K for more information of risks relating to cybersecurity, including the risk factors "We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems or Interruption in Services Provided by the Systems May Result in Disruptions or Outages in Our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow" and "A Security Breach of Our or Our Third Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation".

ITEM 2.	PROPERTIES

The following is a summary of principal properties owned or leased by us.

Location	Use	Ownership
Portland, Oregon	Corporate Headquarters (1)	Owned
Carlsbad, California	prAna Headquarters	Leased
Richmond, California	Mountain Hardwear Headquarters	Leased
Portland, Oregon	U.S. Distribution Center	Owned
Robards, Kentucky	U.S. Distribution Center	Owned
London, Ontario	Canadian Operations and Distribution Center	Owned
Geneva, Switzerland	Europe Headquarters	Leased
Strasbourg, France	Europe Administrative Operations	Owned
Cambrai, France	Europe Distribution Center	Owned
Shanghai, China	China Headquarters	Leased
Tokyo, Japan	Japan Headquarters	Leased
Seoul, Korea	Korea Headquarters	Leased
Ho Chi Minh City, Vietnam	Liaison Office (2)	Leased
Bangalore, India	Capabilities Center (2)	Leased
(1) Corporate Headquarters is an approximate 30-acre site, which includes the Columbia and SOREL brands' headquarters and centrally-managed departmental functions, including information technology, certain supply chain functions, finance, human resources and legal.
(2) Our Liaison Office and Capabilities Center support global operations across our reportable segments.

In addition, as of December 31, 2025, we sold our products in over 565 DTC brick-and-mortar retail stores, the vast majority of which are leased under a variety of arrangements, including long-term, short-term, and variable-payment leases. We also have several leases globally for showrooms, office space, warehouse facilities, storage space, vehicles, and equipment, among other things. We believe that the Company's principal properties are in good condition and are suitable and adequate to support our business requirements. Refer to Note 8 in Part II, Item 8 of this Annual Report on Form 10-K for further lease-related disclosures.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property, contractual agreements, and various regulatory compliance activities. Refer to Note 15 in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 19

In December 2025, the Company filed a lawsuit in the U.S. Court of International Trade (“CIT”) challenging the legality of incremental tariffs and seeking a refund of incremental tariffs paid by the Company. The Company filed a Consent Motion to Consolidate this case with related cases under AGS Company Automotive Solutions v. United States Customs and Border Protection et al. To facilitate the administration of new cases that continue to be filed challenging the imposition of incremental tariffs, the case was stayed pending the final outcome of V.O.S. Selections, Inc. v. United States (“V.O.S”), which held that IEEPA does not authorize a U.S. President to impose tariffs, and the CIT’s determination of appropriate next steps. On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump (“Learning Resources”) that IEEPA does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the incremental tariffs was within the exclusive jurisdiction of the CIT, thus affirming the decision in V.O.S. Therefore, the outcome of the Company’s matter at the CIT may impact our ability to recover the approximately $50 million in incremental tariffs that we paid in 2025, in addition to the incremental tariffs we have paid in 2026.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 20

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol "COLM".

HOLDERS

As of February 13, 2026, we had 228 shareholders of record, although we have a much larger number of beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.

DIVIDENDS

Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. Quarterly dividends on our common stock, when declared by our Board of Directors, are paid in March, May, August, and November.

Our Board of Directors approved a regular quarterly cash dividend of $0.30 per share, payable on March 20, 2026 to shareholders of record on March 9, 2026.

PERFORMANCE GRAPH

The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 1000 Index and Russell 1000 Clothing and Accessories Index for the period beginning December 31, 2020 and ending December 31, 2025.

The graph and table below assume that $100 was invested on December 31, 2020, and that any dividends were reinvested. Historical stock price performance should not be relied on as indicative of future stock price performance.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 21

Total Return Analysis

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Columbia Sportswear Company	$100.00	$112.63	$102.75	$94.73	$101.44	$67.90
Russell 1000 Index	$100.00	$126.45	$102.27	$129.40	$161.12	$189.10
Russell 1000 Clothing and Accessories Index	$100.00	$110.85	$77.36	$99.25	$92.15	$66.56

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through December 31, 2025, our Board of Directors has authorized the repurchase of $2.6 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of December 31, 2025, we had repurchased 41.0 million shares at an aggregate purchase price of $2,173.5 million, and had $426.5 million remaining available under the share repurchase program, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2025 through October 31, 2025	316,200	$49.92	316,200	$440.1
November 1, 2025 through November 30, 2025	256,558	$53.11	256,558	$426.5
December 1, 2025 through December 31, 2025	—	$—	—	$426.5
Total	572,758	$51.35	572,758	$426.5

ITEM 6.	[Reserved]

Not applicable.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 22

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Item 1, Item 1A, and Item 8 of this Annual Report on Form 10-K. In addition, refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2024 for our discussion and analysis comparing financial condition and results of operations from 2024 to 2023.

OVERVIEW

As a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products, our mission is to connect active people with their passions. We provide our products through our four brands: Columbia, SOREL, Mountain Hardwear, and prAna; and two major product categories: consisting of apparel, accessories and equipment products, and footwear products. Apparel, accessories and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in 115 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year.

ACCELERATE Growth Strategy

In 2024, we announced the Columbia brand (the "Brand") ACCELERATE Growth Strategy. At its core, the ACCELERATE Growth Strategy is intended to elevate the Brand to target a younger and more active consumer while maintaining those consumers that have known and trusted Columbia to offer high quality products at an exceptional value. It is a multi-year effort centered around several consumer-centric shifts to the Brand, product and marketplace strategies, as well as enhanced ways of working. We believe successful operationalization of the ACCELERATE Growth Strategy can elevate the Brand and drive profitable growth.

2025 was an important milestone in this journey. The Columbia brand launched its new brand platform "Engineered for Whatever" through a global Brand campaign in print, on social and in-person. The Columbia brand also released certain new products designed with a younger, more active consumer in mind, and re-launched the U.S. Columbia.com website, with enhanced features and photography. We're encouraged with early indicators, which signal that our differentiated marketing communications and enhanced products are resonating with consumers, providing us confidence as we plan for future seasons.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 23

Profit Improvement Program

Concurrent with the ACCELERATE Growth Strategy, we successfully executed our multi-year Profit Improvement Program, achieving our objectives to position the Company to scale the business with profitable growth and improve the efficiency of our operations. The Profit Improvement Program focused on four areas of cost reduction and realignment, including:
•operational cost savings;
•organizational cost savings;
•operating model improvements; and
•indirect, or non-inventory, spending.

In 2024, our Profit Improvement Program resulted in approximately $90 million of annualized cost savings. In early 2025, in response to ongoing SG&A expense and operating profit pressures, we initiated a review of our cost structure to pursue additional cost savings, beyond the previously stated $125 to $150 million target. On a cumulative basis, actions executed in 2024 and 2025 yielded annualized cost savings exceeding $150 million. These savings enabled the Company to slow the rate of SG&A growth while investing in the Columbia ACCELERATE Growth Strategy. Going forward, we remain committed to driving SG&A expense efficiency and achieving operating margin leverage, over time.

Business Environment and Trends

The Columbia brand in the U.S. | The Columbia brand in the U.S. has been under pressure due to numerous factors, including changes in consumer trends and competitive pressures. While product functionality, quality and value remain important elements for consideration, outdoor consumer preferences have increasingly shifted to also incorporate versatility and style for everyday wear. Athletic, athleisure, emerging outdoor, and other brands have capitalized on this casualization and style trend. The Columbia brand's ACCELERATE Growth Strategy is intended to overcome certain of these headwinds, elevate the consumers' perception of the Brand and bring younger and more active consumers into the Brand, all while continuing to serve historical value-oriented consumers and to fuel future revenue growth.

To elevate consumers’ perception of the Columbia brand, the Brand began to refresh portions of its product line to resonate more with target consumers and launched a new Brand marketing campaign, Engineered for Whatever, coupled with increased investment in demand creation. These improvements, among others, are expected to elevate consumers' perception of the Columbia brand over time with the focus on younger and more active consumers becoming more pervasive and sustained within the Brand.

While the increased investment in demand creation began in the second half of 2025, we expect such investment to continue in seasons to come. We have already seen proof points of the ACCELERATE Growth Strategy in products such as the Amaze Puff, which brought new younger consumers into the Brand.

U.S. Trade Policy Uncertainty | The majority of our revenue is derived from products sold in the U.S. and we are subject to the laws and regulations governing companies operating in the U.S. On February 20, 2026, the U.S. Supreme Court held in Learning Resources that IEEPA does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the incremental tariffs was within the exclusive jurisdiction of the CIT, thus affirming a prior decision of the CIT that the U.S. President lacked authority to impose incremental tariffs. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the incremental tariffs were no longer in effect and ending the collection of the incremental tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. We continue to monitor the changing tariff and trade restrictions and are evaluating the potential impacts of these decisions on our business plans for 2026 and any potential impacts on consumer demand and pricing expectations. We are also pursuing all avenues to recover the approximately $50 million in incremental tariffs that we paid in 2025, in addition to the incremental tariffs we have paid in 2026 (see Part I, Item 3 of this Annual Report on Form 10-K for additional information).

Macro-economic Pressures | The impacts of the current U.S. economic environment, including constrained discretionary spending and an increased focus on value among the low-to-middle income consumer, is impacting consumer and customer behavior and demand for our products. In this environment, our tariff-induced price increases for the U.S. Spring 2026 and Fall 2026 seasons may further impact demand for our products as end consumers weight discretionary spending and wholesale customers rationalize their open to buy budgets. We believe these trends will persist in 2026 and that our efforts to elevate the Columbia brand to drive consumer consideration and affinity are intended to help offset macro-economic pressures.

RESULTS OF OPERATIONS
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 24

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

Results of Operations — Consolidated

The following table presents the items in our Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Year Ended December 31,
(in thousands, except for percentage of net sales and per share amounts)	2025		2024
Net sales	$3,397,351	100.0%	$3,368,582	100.0%
Cost of sales	1,680,629	49.5%	1,677,497	49.8%
Gross profit	1,716,722	50.5%	1,691,085	50.2%
Selling, general and administrative expenses	1,502,506	44.2%	1,443,906	42.9%
Impairment of goodwill and intangible assets	29,000	0.9%	—	—%
Net licensing income	21,823	0.6%	23,562	0.7%
Operating income	207,039	6.1%	270,741	8.0%
Interest income, net	17,867	0.5%	27,703	0.8%
Other non-operating income (expense), net	4,718	0.1%	(257)	—%
Income before income tax	229,624	6.8%	298,187	8.9%
Income tax expense	52,400	1.5%	74,914	2.2%
Net income	$177,224	5.2%	$223,273	6.6%

Diluted earnings per share	$3.24		$3.82
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 25

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$2,972,615	$(1,417)	$2,971,198	$2,917,678	2%	2%
SOREL	221,700	(559)	221,141	238,266	(7)%	(7)%
prAna	102,796	14	102,810	104,087	(1)%	(1)%
Mountain Hardwear	100,240	353	100,593	108,551	(8)%	(7)%
Total	$3,397,351	$(1,609)	$3,395,742	$3,368,582	1%	1%

Product category net sales:
Apparel, accessories and equipment	$2,712,390	$364	$2,712,754	$2,687,174	1%	1%
Footwear	684,961	(1,973)	682,988	681,408	1%	—%
Total	$3,397,351	$(1,609)	$3,395,742	$3,368,582	1%	1%

Channel net sales:
Wholesale	$1,780,554	$(3,461)	$1,777,093	$1,734,358	3%	2%
Direct-to-consumer	1,616,797	1,852	1,618,649	1,634,224	(1)%	(1)%
Total	$3,397,351	$(1,609)	$3,395,742	$3,368,582	1%	1%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increase reflected strength of the Columbia brand across most of our international markets and channels within those markets, partially offset by underlying weakness in the U.S. across channels and brands.

Gross Profit. Gross profit is summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages and basis points)	2025	2024	Change
Gross profit	$1,716,722	$1,691,085	$25,637	2%
Gross margin	50.5%	50.2%	30 bps

Gross margin expanded primarily due to a favorable increase in channel profitability driven by healthier inventory composition resulting in less clearance and promotional activity, partially offset by the impact of unmitigated incremental U.S. tariffs.

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages and basis points)	2025	2024	Change
Selling, general and administrative expenses	$1,502,506	$1,443,906	$58,600	4%
Selling, general and administrative expenses as percent of net sales	44.2%	42.9%	130 bps

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 26

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $36.9 million, reflecting higher DTC brick-and-mortar expenses, including the impact of new stores and variable expenses, as well as impairment charges related to underperforming retail stores - particularly in the U.S., partially offset by temporary clearance location closures in the U.S.;
•higher demand creation expenses of $24.1 million, primarily reflecting increased investment in demand creation to support the Columbia brand's ACCELERATE Growth Strategy; and
•higher other expenses, reflecting certain SG&A expenses associated with our Profit Improvement Program; partially offset by
•lower expenses in targeted areas of the business resulting from our Profit Improvement Program.

Impairment of Goodwill and Intangible Assets. For the year ended December 31, 2025, we recognized $29.0 million of impairment charges for the prAna and Mountain Hardwear trade names and goodwill reporting units. These charges consisted of a $12.2 million impairment charge related to the Mountain Hardwear goodwill reporting unit, comprising the full Mountain Hardwear goodwill balance, an $8.8 million impairment charge related to the prAna goodwill reporting unit, and an $8.0 million impairment charge related to the prAna trade name.

Refer to Note 9 in Part II, Item 8 and our Critical Accounting Estimates in Part II, Item 7 of this Annual Report on Form 10-K for further information regarding these impairments.

Interest Income, Net. Interest income, net is summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages)	2025	2024	Change
Interest income, net	$17,867	$27,703	$(9,836)	(36)%
Interest income, net as a percent of net sales	0.5%	0.8%

Interest income, net, decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentages)	2025	2024	Change
Income tax expense	$52,400	$74,914	$(22,514)	(30)%
Effective income tax rate	22.8%	25.1%

Our effective income tax rate decreased primarily due to a non-recurring expense related to a valuation allowance included in the year ended December 31, 2024, as well as a tax benefit associated with foreign currency losses and a revaluation of deferred tax assets included in the year ended December 31, 2025.

Results of Operations — Segment

Segment operating income includes net sales, cost of sales, segment SG&A expenses, and other segment items for each of our four reportable segments. For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments. Refer to Note 4 in Part II, Item 8 of this Annual Report on Form 10-K for further information.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 27

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net sales by reportable segment are summarized in the following table:

	Year Ended December 31,
(in thousands, except for percentage changes)	Reported Net Sales 2025	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2025 (1)	Reported Net Sales 2024	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$1,979,033	$—	$1,979,033	$2,068,228	(4)%	(4)%
LAAP	611,149	7,012	618,161	560,706	9%	10%
EMEA	576,920	(14,418)	562,502	511,778	13%	10%
Canada	230,249	5,797	236,046	227,870	1%	4%
	$3,397,351	$(1,609)	$3,395,742	$3,368,582	1%	1%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Year Ended December 31,
(in thousands)	2025	2024	Change
U.S.	$297,143	$356,722	$(59,579)
LAAP	87,928	77,008	10,920
EMEA	121,367	103,486	17,881
Canada	44,428	47,797	(3,369)
Total segment operating income	550,866	585,013	(34,147)
Unallocated corporate expenses	343,827	314,272	29,555
Operating income	$207,039	$270,741	$(63,702)

U.S.

U.S. segment operating income decreased $59.6 million to $297.1 million, or 15.0% of net sales, in 2025 from $356.7 million, or 17.2% of net sales, in 2024. The decrease in U.S. segment operating income was driven primarily by decreased net sales and increased segment SG&A expenses.

U.S. net sales decreased $89.2 million, or 4%, in 2025, compared to 2024, driven by decreased net sales in our U.S. DTC and wholesale businesses. We attribute the decline in our U.S. business to ongoing challenges as we seek to elevate the Columbia brand in the U.S. marketplace, as well as external factors, including a difficult macroeconomic environment weighing on consumer sentiment. The decline in our U.S. business is also partially attributable to lower promotional activity in comparison to elevated levels in the prior year as we sought to normalize inventories across the brand portfolio. The decline in our U.S. DTC business was broad-based across the U.S. DTC brick-and-mortar and e-commerce businesses. The decline in our U.S. DTC brick-and-mortar business was further impacted by the closure of temporary clearance locations, partially offset by increased productivity from existing stores and contributions from new stores. As of December 31, 2025, our U.S. DTC brick-and-mortar business operated 173 retail stores and 8 temporary clearance locations, compared to 172 retail stores and 28 temporary clearance locations for the comparable period in 2024.

U.S. segment gross margin expanded to 49.6% for the twelve months ended December 31, 2025 from 49.1% for the comparable period in 2024 due to a favorable increase in channel profitability driven primarily by healthier inventory composition resulting in less clearance and promotional activity, partially offset by the impact of unmitigated incremental U.S. tariffs. U.S. segment SG&A expenses increased as a percentage of net sales to 30.9% in 2025, compared to 27.9% in 2024, driven primarily by fixed SG&A deleverage on decreased net sales. In total, U.S. segment SG&A expenses increased 6.0% for the twelve months ended December 31, 2025, as compared to the same period in 2024, driven primarily by our investment in demand creation to support the Columbia brand's ACCELERATE Growth Strategy and impairment charges related to underperforming DTC brick-and-mortar retail stores.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 28

LAAP

LAAP segment operating income increased $10.9 million to $87.9 million, or 14.4% of net sales, in 2025 from $77.0 million, or 13.7% of net sales, in 2024. The increase in LAAP segment operating income was driven primarily by increased net sales and gross profit, partially offset by increased SG&A expenses.

LAAP net sales increased $50.4 million, or 9% (10% constant-currency), in 2025, compared to 2024, driven primarily by growth in our China, LAAP distributor and Japan businesses, partially offset by a decline in our Korea business. The growth in China net sales reflected continued strong consumer demand, which we believe was attributable to the execution of our marketplace strategies, including premium product offerings and unique marketing strategies. The growth was further aided by continued positive outdoor category trends despite warm weather that dampened fourth quarter demand for cold weather merchandise. The growth in LAAP distributor net sales was driven by growth in our distributor orders as compared to the same period in the prior year. The growth in Japan net sales was driven by healthy demand across all channels, which we believe was attributable to the execution of our marketplace strategies, as well as the effect of increased inbound international tourism through most of 2025, as compared to the same period in 2024. The decline in Korea net sales reflected unfavorable effects from foreign currency fluctuation, which more than offset constant-currency net sales growth which included growth in our Korea wholesale business, partially offset by a decline in our Korea DTC business.

LAAP segment SG&A expenses decreased as a percentage of net sales to 36.4% in 2025, compared to 37.0% in 2024, primarily driven by fixed SG&A leverage on increased net sales. In total, LAAP segment SG&A expenses increased 7.3% in 2025, as compared to the same period in 2024, primarily driven by higher DTC expenses, including personnel and other variable expenses from higher DTC sales.

EMEA

EMEA segment operating income increased $17.9 million to $121.4 million, or 21.0% of net sales, in 2025 from $103.5 million, or 20.2% of net sales, in 2024. The increase in EMEA segment operating income was driven primarily by increased net sales and gross profit, partially offset by increased segment SG&A expenses.

EMEA net sales increased $65.1 million, or 13% (10% constant-currency), in 2025, compared to 2024, driven by growth in our Europe-direct and EMEA distributor businesses. The growth in Europe-direct net sales was driven by increased demand across all channels. Europe-direct's DTC brick-and-mortar business drove particularly strong growth throughout the year, reflecting increased productivity from existing outlet stores, as well as contributions from new outlets. We believe Europe-direct sales growth across channels was also attributable to the execution of our marketplace strategies, including marketing activations, elevating the online and in-store customer experience, and partnering with strategic wholesale partners and brand authenticators. The growth in EMEA distributor net sales was primarily driven by growth in our distributor orders as compared to the same period in the prior year.

EMEA segment gross margin expanded to 49.3% for the twelve months ended December 31, 2025 from 48.3% for the comparable period in 2024, driven primarily by favorable channel mix, higher channel profitability reflecting lower outbound shipping expenses and favorable product mix. EMEA segment SG&A expenses increased as a percentage of net sales to 25.4% in 2025, compared to 24.6% in 2024, primarily driven by higher DTC brick-and-mortar expenses, including costs associated with new stores and variable expenses from higher DTC sales. In total, EMEA segment SG&A expenses increased 16.1% in 2025, as compared to the same period in 2024.

Canada

Canada segment operating income decreased $3.4 million to $44.4 million, or 19.3% of net sales, in 2025 from $47.8 million, or 21.0% of net sales, in 2024. Canada net sales increased $2.4 million, or 1% (4% constant-currency), in 2025, compared to 2024, driven primarily by our Canada wholesale business, partially offset by declines in our Canada DTC business, reflecting a decline in consumer demand for our Canada DTC e-commerce business. Canada segment SG&A expenses increased as a percentage of net sales to 23.4% in 2025, compared to 21.6% in 2024, driven primarily by fixed SG&A deleverage on decreased net sales. In total, Canada segment SG&A expenses increased 9.6% in 2025, as compared to the same period in 2024.

Unallocated corporate expenses

Unallocated corporate expenses increased by $29.6 million to $343.8 million in 2025 from $314.3 million for the comparable period in 2024, driven primarily by $29.0 million of impairment charges related to Mountain Hardwear and prAna goodwill and the prAna trade name.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 29

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

Cash Flow Activities

Cash flows are summarized in the following table:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$282,903	$491,042	$(208,139)
Investing activities	(120,723)	87,334	(208,057)
Financing activities	(267,115)	(386,239)	119,124
Net effect of exchange rate changes on cash	15,094	(10,587)	25,681
Net increase (decrease) in cash and cash equivalents	$(89,841)	$181,550	$(271,391)

The change in cash flows provided by operating activities for 2025 was primarily driven by a $221.1 million decrease in cash provided by changes in assets and liabilities. The most significant comparative change in assets and liabilities was driven by changes in Accounts payable. The $155.6 million decrease in cash provided by Accounts payable was driven primarily by a reduction in the use of early payments and extension of payment terms with certain vendors enacted at the end of 2024.

The change in cash flows used in investing activities was primarily driven by lower sales and maturities of short-term investments for the twelve months ended December 31, 2025, as compared to the same period in 2024.

The change in cash flows used in financing activities was primarily driven by lower share repurchases of common stock for the twelve months ended December 31, 2025, as compared to the same period in 2024.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of December 31, 2025, we had cash and cash equivalents of $442.0 million and short-term investments of $348.8 million, compared to $531.9 million and $283.6 million, respectively, as of December 31, 2024.

Committed credit facilities

As of December 31, 2025, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility. Refer to Note 11 in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our domestic credit facility.

Further, as of December 31, 2025, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €5.0 million (approximately US$5.9 million). There was no balance outstanding under the facility.

Uncommitted credit facilities
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 30

As of December 31, 2025, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$101.2 million. There were no balances outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash and cash equivalents, short-term investments, cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of December 31, 2025, our inventory balance was relatively flat at $689.5 million, compared to $690.5 million as of December 31, 2024. While inventory dollars were flat, units were down by approximately 11% as of December 31, 2025, as compared to the same period in 2024. The 2025 inventory balance included approximately $23 million of incremental tariff costs. We believe older season inventories represent a manageable portion of our total inventory mix.

We have planned full-year 2026 capital expenditures of approximately $65 to $75 million. This includes investments in our DTC operations, including new stores and supply chain and digital capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction.

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

Other cash commitments

The following table presents our estimated significant contractual commitments that will require use of funds:

	Year Ended December 31,
(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Inventory purchase obligations	$523,796	$—	$—	$—	$—	$—	$523,796
Operating lease obligations (1)	$109,510	$97,462	$84,637	$66,055	$52,937	$152,395	$562,996
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
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 31

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

Sales Reserves

The amount of consideration we receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected sales returns and miscellaneous claims from customers and record sales reserves to reduce Net sales. As of December 31, 2025, our sales-related reserves were $98.7 million compared to $96.9 million as of December 31, 2024. The most significant variable affecting these reserve balances is sales levels. As a percentage of Net sales, the sales reserves balances were 2.9% as of December 31, 2025 compared to 2.9% as of December 31, 2024. The reserve for returns from customers or consumers is the component of our sales-related reserves most susceptible to estimation uncertainty. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates are warranted, such as our customers' inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, we record an adjustment to Net sales in the period in which such determination was made.

Excess, Close-Out and Slow-Moving Inventory

We make ongoing estimates of potential excess, close-out or slow-moving inventory. We evaluate our inventory on hand to identify excess, close-out or slow-moving inventory by contemplating our purchasing plans, sales forecasts, historical liquidation experience, and the level and composition of inventory from current and prior seasons that remains unsold and establish provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value. Provisions are established when necessary in the period in which we make such a determination. As of December 31, 2025, our inventory provisions reduced gross inventory by $18.7 million compared to $20.4 million as of December 31, 2024. The level of estimated excess inventory as of December 31, 2025 decreased, reflecting healthier inventory composition.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment ("PP&E"), lease right-of-use ("ROU") assets, and capitalized implementation costs for cloud computing arrangements are evaluated for impairment only when events or circumstances indicate the carrying value may not be recoverable. Our retail store fleet long‐lived assets are generally evaluated at the retail location level. Events that result in an impairment review of a retail location include plans to close a retail location or a significant decrease in the operating results of the retail location. When such an indicator occurs, we evaluate the retail location long‐lived asset or asset group for impairment by comparing the undiscounted future cash flows expected to be generated by the location to the location long‐lived asset group’s carrying amount. If the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset or asset group. An impairment is recorded if the fair value of the asset or asset group is less than the carrying amount.

During 2025, we tested certain long-lived assets for impairment at certain underperforming retail locations. Impairment charges for PP&E were $10.1 million for the year ended December 31, 2025 and were not material for the year ended December 31, 2024.

Indefinite-Lived Intangible Assets and Goodwill

During the third quarter of 2025, the Company identified triggering events related to the prAna and Mountain Hardwear trade names and goodwill reporting units. As a result, we performed interim quantitative impairment tests where the Company compared the estimated fair values and the prAna and Mountain Hardwear trade names and goodwill reporting units to their carrying values. Refer to Note 2 and Note 9 in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these impairments.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 32

In our interim quantitative impairment test of the prAna trade name, the fair value of the prAna trade name was less than its carrying value of $51.8 million and, therefore, an impairment charge of $8.0 million was recorded. In our interim quantitative impairment test of the Mountain Hardwear trade name, the fair value of the Mountain Hardwear trade name exceeded its carrying value of $15.0 million by approximately 75 percent and, therefore, no impairment charge was recorded. As part of our evaluation, we performed a sensitivity analysis on the trade name impairment model. A 300 basis point decline in the compound annual growth rate for net sales assumed over the first five years would reduce the excess of the fair value over the carrying value to approximately 51 percent. Separately, a 100 basis point increase in the assumed discount rate would reduce the excess of the fair value over the carrying value to approximately 57 percent. A separate 50 basis point decline in the assumed royalty rate would reduce the excess of the fair value over the carrying amount to approximately 31 percent. There were no triggering events or additional impairment charges recorded for trade names as part of our annual impairment test.

In our interim quantitative impairment test of the prAna reporting unit, the fair value of the prAna reporting unit was less than its carrying value of $12.2 million and, therefore, an impairment charge of $8.8 million was recorded. In our interim quantitative impairment test of the Mountain Hardwear reporting unit, the fair value of the Mountain Hardwear reporting unit was less than its carrying value and, therefore, an impairment charge of $12.2 million was recorded, comprising the full Mountain Hardwear goodwill balance. There were no triggering events or additional impairment charges recorded for goodwill as part of our annual impairment test.

Our impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected net sales, income, cash flows, discount rates, royalty rates, market-based multiples, and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in our ability to meet sales and profitability objectives, or changes in our business operations or strategic direction.

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

Our assumptions, judgment and estimates relative to uncertain tax positions take into account whether a tax position is more likely than not to be sustained upon examination by the relevant taxing authority based on the technical merits of the position and the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for Income tax expense in our Consolidated Statements of Operations.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 33

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

The net fair value of our derivative contracts was unfavorable by $5.7 million as of December 31, 2025, compared to a favorable $32.0 million as of December 31, 2024, reflecting changes in foreign currency rates. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, renminbi, won, pound sterling, krone, zloty, krona and koruna against the U.S. dollar would have resulted in the net fair value declining by approximately $94.3 million as of December 31, 2025. Changes in fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

INTEREST RATE RISK

Our negotiated credit facilities generally charge interest based on a benchmark rate such as the secured overnight financing rate. Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. As of December 31, 2025 and December 31, 2024, no balance was outstanding under our credit facilities.

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Columbia Sportswear Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Intangible Assets, Net – prAna Trade name – Refer to Notes 2 and 9 to the consolidated financial statements
Critical Audit Matter Description

The Company has trademarks and trade names (“trade names”) that are indefinite-lived intangible assets. As of December 31, 2025, the carrying value of the Intangible assets, net was $71.2 million, of which $43.8 million was attributed to prAna’s trade name. The Company uses the relief from royalty method to estimate fair value, which requires management to make significant estimates and assumptions related to the royalty rate and discount rate to estimate the fair value of the prAna trade name.

Auditing management’s estimates and assumptions related to the royalty rate and discount rate for prAna's trade name valuation involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions related to the royalty rate for the prAna trade name valuation included the following, among others:
•We tested the effectiveness of controls over intangible assets, including those over the selection of the royalty rate and discount rate.
•To evaluate the reasonableness of the (1) royalty rate and (2) discount rate, with the assistant of our fair value specialists, we:
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 35

◦Tested the source information underlying the determination of the royalty rate selected by management and compared the selected royalty rate to rates from royalty agreements in the outdoor apparel industry for comparable companies and the Company's own contract royalty rates.
◦Tested the inputs and source information underlying the determination of the discount rate by comparing to reputable third-party data or industry information and tested the mathematical accuracy of the calculation.
◦Developed a range of independent estimates of the discount rate and compared those to the discount rate selected by management.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 25, 2026

We have served as the Company’s auditor since at least 1994; however, an earlier year could not be reliably determined.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Columbia Sportswear Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 25, 2026
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 37

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$442,028	$531,869
Short-term investments	348,766	283,608
Accounts receivable, net of allowance of $4,665 and $4,789, respectively	403,168	417,539
Inventories	689,456	690,515
Prepaid expenses and other current assets	89,080	85,051
Total current assets	1,972,498	2,008,582
Property, plant and equipment, net	279,131	282,908
Operating lease right-of-use assets	425,492	399,669
Intangible assets, net	71,221	79,221
Goodwill	5,694	26,694
Deferred income taxes	108,127	104,203
Other non-current assets	66,330	73,988
Total assets	$2,928,493	$2,975,265
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$385,599	$385,695
Accrued liabilities	278,421	273,330
Operating lease liabilities	88,501	75,857
Income taxes payable	8,293	31,663
Total current liabilities	760,814	766,545
Non-current operating lease liabilities	389,188	373,328
Income taxes payable	15,076	13,176
Deferred income taxes	1,033	310
Other long-term liabilities	52,239	41,867
Total liabilities	1,218,350	1,195,226
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 53,495 and 56,245 issued and outstanding, respectively	—	—
Retained earnings	1,775,796	1,843,261
Accumulated other comprehensive loss	(65,653)	(63,222)
Total shareholders' equity	1,710,143	1,780,039
Total liabilities and shareholders' equity	$2,928,493	$2,975,265

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 38

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net sales	$3,397,351	$3,368,582	$3,487,203
Cost of sales	1,680,629	1,677,497	1,757,271
Gross profit	1,716,722	1,691,085	1,729,932
Selling, general and administrative expenses	1,502,506	1,443,906	1,416,313
Impairment of goodwill and intangible assets	29,000	—	25,000
Net licensing income	21,823	23,562	21,665
Operating income	207,039	270,741	310,284
Interest income, net	17,867	27,703	13,687
Other non-operating income (expense), net	4,718	(257)	2,221
Income before income tax	229,624	298,187	326,192
Income tax expense	52,400	74,914	74,792
Net income	$177,224	$223,273	$251,400

Earnings per share:
Basic	$3.24	$3.83	$4.11
Diluted	$3.24	$3.82	$4.09
Weighted average shares outstanding:
Basic	54,678	58,333	61,232
Diluted	54,762	58,502	61,424

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 39

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$177,224	$223,273	$251,400
Other comprehensive loss:
Change in available-for-sale securities (net of tax effect of $(4), $20 and $46, respectively)	11	(61)	145
Change in derivative transactions (net of tax effects of $8,582, $(5,963) and $6,662, respectively)	(28,030)	19,705	(18,101)
Foreign currency translation adjustments (net of tax effects of $(5,469), $(385) and $285, respectively)	25,588	(37,030)	2,757
Other comprehensive loss	(2,431)	(17,386)	(15,199)
Comprehensive income	$174,793	$205,887	$236,201

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 40

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$177,224	$223,273	$251,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,835	55,944	58,063
Non-cash lease expense	86,346	77,378	68,989
Provision for uncollectible accounts receivable	1,666	2,555	3,142
Deferred income taxes	422	(6,204)	(5,135)
Share-based compensation	24,238	24,777	23,051
Loss on impairment of goodwill, intangible assets, and property, plant and equipment	39,112	2,679	26,335
Other, net	(6,193)	(13,681)	39
Changes in operating assets and liabilities:
Accounts receivable	23,021	(11,803)	123,830
Inventories	12,231	39,131	283,826
Prepaid expenses and other current assets	(17,818)	6,792	29,840
Other assets	(1,988)	(710)	(3,148)
Accounts payable	(409)	155,176	(85,862)
Accrued liabilities	(10,482)	8,815	(62,239)
Income taxes payable	(21,487)	1,991	(8,800)
Operating lease assets and liabilities	(84,864)	(78,627)	(73,718)
Other liabilities	5,049	3,556	6,684
Net cash provided by operating activities	282,903	491,042	636,297
Cash flows from investing activities:
Purchases of short-term investments	(606,845)	(669,093)	(528,491)
Sales and maturities of short-term investments	552,288	816,232	121,279
Capital expenditures	(66,166)	(59,805)	(54,607)
Net cash provided by (used in) investing activities	(120,723)	87,334	(461,819)
Cash flows from financing activities:
Proceeds from credit facilities	—	—	837
Repayments on credit facilities	—	—	(837)
Proceeds from issuance of common stock related to share-based compensation	5,544	6,120	7,354
Tax payments related to share-based compensation	(6,033)	(4,871)	(4,681)
Repurchase of common stock	(201,096)	(317,756)	(184,022)
Cash dividends paid	(65,530)	(69,732)	(73,440)
Net cash used in financing activities	(267,115)	(386,239)	(254,789)
Net effect of exchange rate changes on cash	15,094	(10,587)	389
Net increase (decrease) in cash and cash equivalents	(89,841)	181,550	(79,922)
Cash and cash equivalents, beginning of period	531,869	350,319	430,241
Cash and cash equivalents, end of period	$442,028	$531,869	$350,319
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$86,394	$76,104	$90,507
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$8,274	$10,735	$10,125

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 41

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2022	62,139	$12,692	$1,953,734	$(30,637)	$1,935,789
Net income	—	—	251,400	—	251,400
Other comprehensive loss	—	—	—	(15,199)	(15,199)
Cash dividends ($1.20 per share)	—	—	(73,440)	—	(73,440)
Issuance of common stock related to share-based compensation, net	235	2,673	—	—	2,673
Share-based compensation expense	—	23,051	—	—	23,051
Repurchase of common stock	(2,378)	(36,774)	(147,248)	—	(184,022)
Excise taxes related to repurchase of common stock	—	(1,642)	—	—	(1,642)
Balance, December 31, 2023	59,996	—	1,984,446	(45,836)	1,938,610
Net income	—	—	223,273	—	223,273
Other comprehensive loss	—	—	—	(17,386)	(17,386)
Cash dividends ($1.20 per share)	—	—	(69,732)	—	(69,732)
Issuance of common stock related to share-based compensation, net	211	1,249	—	—	1,249
Share-based compensation expense	—	24,777	—	—	24,777
Repurchase of common stock	(3,962)	(23,030)	(294,726)	—	(317,756)
Excise taxes related to repurchase of common stock	—	(2,996)	—	—	(2,996)
Balance, December 31, 2024	56,245	—	1,843,261	(63,222)	1,780,039
Net income	—	—	177,224	—	177,224
Other comprehensive loss	—	—	—	(2,431)	(2,431)
Cash dividends ($1.20 per share)	—	—	(65,530)	—	(65,530)
Issuance of common stock related to share-based compensation, net	223	(489)	—	—	(489)
Share-based compensation expense	—	24,238	—	—	24,238
Repurchase of common stock	(2,973)	(21,937)	(179,159)	—	(201,096)
Excise taxes related to repurchase of common stock	—	(1,812)	—	—	(1,812)
Balance, December 31, 2025	53,495	$—	$1,775,796	$(65,653)	$1,710,143

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 42

Table of Contents Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 43

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include short-term highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates, with original maturities of three months or less. As of December 31, 2025, Cash and cash equivalents consisted of cash, money market funds, United States ("U.S.") government treasury bills, time deposits, and commercial paper. As of December 31, 2024, Cash and cash equivalents consisted of cash, money market funds, U.S. government treasury bills, and time deposits.

INVESTMENTS

As of December 31, 2025, Short-term investments consisted of U.S. government treasury bills and commercial paper, as well as money market funds and mutual fund shares held as part of the Company’s deferred compensation plan expected to be distributed in the next twelve months. As of December 31, 2024, Short-term investments consisted of U.S. government treasury bills, as well as money market funds and mutual fund shares held as part of the Company’s deferred compensation plan expected to be distributed in the next twelve months. The U.S. government treasury bills and commercial paper are classified as available-for-sale debt securities and are recorded at fair value with any unrealized gains or losses reported, net of tax, in Other comprehensive loss. Investments held as part of the Company's deferred compensation plan are recorded at fair value with any gains and losses included in Selling, general and administrative expenses ("SG&A expenses"); a corresponding deferred compensation liability adjustment is recorded separately, resulting in no overall net effect on the Company’s Consolidated Statements of Operations.

As of December 31, 2025 and 2024, long-term investments included in Other non-current assets consisted of money market funds and mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. These investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next twelve months. These investments are recorded at fair value with gains and losses reported in SG&A expenses; a corresponding deferred compensation liability adjustment is recorded separately, resulting in no overall net effect on the Company’s Consolidated Statements of Operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains an allowance for estimated credit losses resulting from the inability of the Company's customers to make required payments. The allowance represents the current estimate of
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 44

Table of Contents Notes to Consolidated Financial Statements
lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-offs of accounts receivable were $1.6 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.

INVENTORIES

Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. Cost is determined using standard cost, which approximates the first-in, first-out method. The Company regularly reviews its inventories for excess, close-out or slow-moving items and makes provisions as necessary to properly reflect inventory value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment ("PP&E") are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: land improvements, 15 years; buildings and building improvements, 15-30 years; furniture and fixtures, 3-10 years; and machinery, software and equipment, 3-10 years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement, which is most commonly 7 years, or the remaining term of the underlying lease.

Improvements to PP&E that substantially extend the useful life of the asset are capitalized. Repair and maintenance costs are expensed as incurred. Internal and external costs directly related to the development of internal-use software during the application development stage, including costs incurred for third-party contractors and employee compensation, are capitalized and depreciated over a 3-10 year estimated useful life.

CLOUD COMPUTING ARRANGEMENTS

The Company’s cloud computing arrangements that are service contracts ("CCAs") primarily relate to various enterprise resource planning systems, as well as other supporting systems. Implementation costs associated with CCAs are capitalized ("CCA assets") when incurred during the application development stage and generally included in Other non-current assets in the Consolidated Balance Sheets. CCA assets are amortized on a straight-line basis over the lesser of their assessed useful lives or the contractual term of the CCA contract, with amortization included in the same financial statement line item in the Consolidated Statements of Operations as the expense for fees in the associated CCA contract. As of December 31, 2025, CCA assets in-service have useful lives which range from approximately one year to six years. As of December 31, 2025 and 2024, CCA assets consisted of capitalized implementation costs of $46.9 million and $42.4 million, respectively and associated accumulated amortization of $36.6 million and $28.6 million, respectively. Changes in these assets are recorded in Other assets within operating activities in the Consolidated Statements of Cash Flows.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include PP&E, lease right-of-use ("ROU") assets and CCA assets, are tested for recoverability only when events or circumstances indicate the carrying value may not be recoverable. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether the asset or asset group is recoverable. If the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset or asset group. An impairment is recorded if the fair value of the asset or asset group is less than the carrying amount.

Impairment charges of long-lived assets, if any, are classified as SG&A expenses.

During 2025, the Company tested certain long-lived assets for impairment at certain underperforming retail locations. Refer to Note 7 for further information regarding impairment charges recorded to PP&E.

DEFINITE-LIVED INTANGIBLE ASSETS

Intangible assets that are determined to have finite lives were amortized using the straight-line method over their estimated useful lives.

INDEFINITE-LIVED INTANGIBLE ASSETS AND GOODWILL

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 45

Table of Contents Notes to Consolidated Financial Statements
Indefinite-lived intangible assets (which consists of trade names and trademarks) (collectively, "trade names") and goodwill reporting units are tested for impairment annually or when events or changes in circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying amount (a "triggering event"). In the impairment test for trade names, the Company compares the estimated fair value of each asset to its carrying amount. In the impairment test for goodwill, the estimated fair value of the reporting unit is compared with the carrying amount of that reporting unit. For both trade names and goodwill, if the carrying amount exceeds its estimated fair value, the Company recognizes an impairment loss as the excess of carrying amount over the estimate of fair value.

Impairment charges of goodwill and indefinite-lived intangible assets, if any, are classified as Impairment of goodwill and intangible assets in the Consolidated Statements of Operations.

During 2025, the Company tested prAna and Mountain Hardwear trade names and goodwill reporting units for impairment. Refer to Note 9 for further information regarding these impairments.

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

Certain lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. Most leases include one or more options to renew, with renewal terms that can extend the lease term from approximately one to 10 years or more. The exercise of lease renewal options is generally at the Company's sole discretion. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 46

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

DERIVATIVES

The effective portion of changes in the fair value of outstanding cash flow hedges is recorded in Accumulated other comprehensive loss until earnings are affected by the hedged transaction, and any ineffective portion is included in earnings. In most cases, amounts recorded in Accumulated other comprehensive loss will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of results from effective hedges is the same as that of the underlying exposure. Results of hedges of product costs are recorded in Cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in Net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications.

FOREIGN CURRENCY TRANSLATION

For the Company's subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities have been translated into U.S. dollars using the exchange rates in effect at period end, and the sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

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
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 47

Table of Contents Notes to Consolidated Financial Statements
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
Shipping and handling costs also include costs associated with the handling of inventory and warehousing costs associated with the operation of the Company's owned distribution centers and third-party logistics providers are recorded as SG&A expenses, and were $149.7 million, $153.9 million and $183.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

ADVERTISING COSTS

Advertising costs, including marketing and demand creation spending, are expensed in the period incurred and are included in SG&A expenses. The Company may reimburse its customers for certain marketing activities at the Company's discretion. The costs for such activities are recorded as advertising costs when the Company has determined a payment is in exchange for a distinct good or service and approximates the fair value of the good or service received. Total advertising expense was $220.2 million, $198.7 million and $209.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 48

Table of Contents Notes to Consolidated Financial Statements
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through disaggregation of specific rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 on a retrospective basis within this Annual Report on Form 10-K. The adoption resulted in enhanced disclosures which can be found within Note 10 of these consolidated financial statements.

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

RECLASSIFICATIONS

Certain amounts in the prior-period financial statements have been reclassified to conform to the current period presentation. Loss on impairment of PP&E is now included in Loss on impairment of goodwill, intangible assets, and property plant, and equipment in the Company's Consolidated Statements of Cash Flows instead of combined with Other, net.

NOTE 3 — REVENUES

DISAGGREGATED REVENUE

As disclosed below in Note 4, the Company has four geographic reportable segments: U.S., Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada.

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Year Ended December 31, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$1,648,402	$478,085	$416,142	$169,761	$2,712,390
Footwear	330,631	133,064	160,778	60,488	684,961
Total	$1,979,033	$611,149	$576,920	$230,249	$3,397,351
Channel net sales:
Wholesale	$888,238	$324,710	$426,260	$141,346	$1,780,554
Direct-to-consumer	1,090,795	286,439	150,660	88,903	1,616,797
Total	$1,979,033	$611,149	$576,920	$230,249	$3,397,351

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 49

Table of Contents Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$1,727,076	$437,325	$355,353	$167,420	$2,687,174
Footwear	341,152	123,381	156,425	60,450	681,408
Total	$2,068,228	$560,706	$511,778	$227,870	$3,368,582
Channel net sales:
Wholesale	$926,714	$283,751	$388,545	$135,348	$1,734,358
Direct-to-consumer	1,141,514	276,955	123,233	92,522	1,634,224
Total	$2,068,228	$560,706	$511,778	$227,870	$3,368,582

	Year Ended December 31, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,783,205	$392,690	$319,468	$181,234	$2,676,597
Footwear	458,232	127,064	149,769	75,541	810,606
Total	$2,241,437	$519,754	$469,237	$256,775	$3,487,203
Channel net sales
Wholesale	$1,082,197	$256,423	$373,583	$161,800	$1,874,003
Direct-to-consumer	1,159,240	263,331	95,654	94,975	1,613,200
Total	$2,241,437	$519,754	$469,237	$256,775	$3,487,203

CONTRACT BALANCES

As of December 31, 2025 and 2024, the Company did not have any contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the Consolidated Balance Sheets.

NOTE 4 — SEGMENT INFORMATION

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

The Company’s CODM is the Company’s chief executive officer. The Company’s CODM assesses the segments’ performance by using each segment's operating income.

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
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 50

Table of Contents Notes to Consolidated Financial Statements

The following tables present segment financial information for the Company's reportable segments:

	Year Ended December 31, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$1,979,033	$611,149	$576,920	$230,249	$3,397,351
Cost of sales	997,128	274,846	292,527	116,128	1,680,629
Segment selling, general and administrative expenses	612,012	222,430	146,475	53,897	1,034,814
Other segment items(a)	72,750	25,945	16,551	15,796	131,042
Segment operating income	297,143	87,928	121,367	44,428	550,866
Reconciliation to income before income tax:
Unallocated corporate expenses					343,827
Operating income					207,039
Interest income, net					17,867
Other non-operating income, net					4,718
Income before income tax					$229,624
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

	Year Ended December 31, 2024
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$2,068,228	$560,706	$511,778	$227,870	$3,368,582
Cost of sales	1,051,855	247,506	264,434	113,702	1,677,497
Segment selling, general and administrative expenses	577,295	207,248	126,121	49,187	959,851
Other segment items(a)	82,356	28,944	17,737	17,184	146,221
Segment operating income	356,722	77,008	103,486	47,797	585,013
Reconciliation to income before income tax:
Unallocated corporate expenses					314,272
Operating income					270,741
Interest income, net					27,703
Other non-operating expense, net					257
Income before income tax					$298,187
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
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 51

Table of Contents Notes to Consolidated Financial Statements
(a) For each reportable segment, other segment items include certain corporate expenses and net licensing income allocated to each of the reportable segments, as well as net licensing income directly attributable to each of the reportable segments.

The following table presents segment depreciation and amortization expense information:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization expense:
U.S.	$26,274	$22,907	$21,429
LAAP	6,803	5,885	5,440
EMEA	4,673	4,040	3,545
Canada	3,100	2,913	2,616
Unallocated corporate expense	15,985	20,199	25,033
	$56,835	$55,944	$58,063

The following table presents segment asset information, as well as long-lived asset information by geographic area:

	As of December 31,
(in thousands)	December 31, 2025	December 31, 2024
Inventories:
U.S.	$416,041	$450,014
LAAP	118,633	108,818
EMEA	106,508	79,710
Canada	48,274	51,973
Total segment assets	689,456	690,515
All other assets	2,239,037	2,284,750
Total assets	$2,928,493	$2,975,265

Long-lived assets, net:
U.S.	$536,022	$545,401
All other countries	178,920	150,995
	$714,942	$696,396

CONCENTRATIONS

No single customer accounted for 10% or more of Net sales for the years ended December 31, 2025, 2024 and 2023.

NOTE 5 — SHARE-BASED COMPENSATION

At its Annual Meeting held on June 3, 2020, the Company’s shareholders approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), and the 2020 Plan became effective on that date following such approval. The 2020 Plan replaced the Company’s 1997 Stock Incentive Plan (the "Prior Plan”) and no new awards will be granted under the Prior Plan. The terms and conditions of the awards granted under the Prior Plan will remain in effect with respect to awards granted under the Prior Plan. The Company has reserved 3.0 million shares of common stock for issuance under the 2020 Plan, plus up to an aggregate of 1.5 million shares of the Company's common stock that were previously authorized and available for issuance under the Prior Plan. As of December 31, 2025, 2,046,846 shares were available for future grants under the 2020 Plan.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 52

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

SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense, which is primarily recorded in SG&A expenses, consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Share-based compensation expense - equity awards	$24,238	$24,777	$23,051
Share-based compensation expense - liability awards	413	390	—
Pre-tax share-based compensation expense	24,651	25,167	23,051
Income tax benefits recognized	(5,898)	(5,774)	(5,365)
Total share-based compensation expense, net of tax	$18,753	$19,393	$17,686

The Company realized a tax benefit for the deduction from share-based award transactions of $4.6 million, $3.7 million and $3.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The weighted average assumptions for stock options granted and resulting fair value is as follows:

	Year Ended December 31,
	2025	2024	2023
Expected option term	4.44 years	4.43 years	4.39 years
Expected stock price volatility	22.40%	26.39%	27.37%
Risk-free interest rate	4.01%	4.34%	4.03%
Expected annual dividend yield	1.38%	1.45%	1.36%
Weighted average grant date fair value per stock option granted	$19.23	$20.86	$22.61

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 53

Table of Contents Notes to Consolidated Financial Statements
The following table summarizes stock option activity under the Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2024	2,146,648	$87.44
Granted	160,263	86.84
Exercised	(77,545)	71.50
Forfeited or expired	(227,565)	89.95
Outstanding as of December 31, 2025	2,001,801	$87.72	5.35	$6.0

Vested and expected to vest as of December 31, 2025	1,976,008	$87.74	5.31	$6.0
Exercisable as of December 31, 2025	1,538,113	$87.93	4.63	$6.0
(1) The aggregate intrinsic value above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.

Stock option compensation expense net of estimated forfeitures, was $4.7 million, $6.4 million and $8.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unrecognized costs related to outstanding stock options was net of estimated forfeitures and totaled $5.4 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average period of 1.75 years. The aggregate intrinsic value of stock options exercised was $1.1 million, $1.8 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total cash received as a result of stock option exercises was $5.5 million, $6.1 million and $7.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

RESTRICTED STOCK UNITS

Time-Based Restricted Stock Units

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

The weighted average assumptions for time-based RSUs granted and resulting fair value is as follows:

	Year Ended December 31,
	2025	2024	2023
Vesting period	3.77 years	3.82 years	3.78 years
Expected annual dividend yield	1.47%	1.45%	1.39%
Weighted average grant date fair value per time-based RSU granted	$78.89	$78.26	$82.37
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 54

Table of Contents Notes to Consolidated Financial Statements

The following table summarizes the time-based RSU activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	586,016	$81.13
Granted	381,215	78.89
Vested(1)	(214,835)	82.95
Forfeited	(116,431)	81.04
Outstanding as of December 31, 2025	635,965	$79.19
(1) The number of awards vested includes shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the year ended December 31, 2025, the Company withheld 72,821 shares to satisfy $5.9 million of employees' tax obligations for time-based RSUs.

Time-based RSU compensation expense, net of estimated forfeitures, was $18.5 million, $17.2 million and $14.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unrecognized costs related to time-based RSUs was net of estimated forfeitures and totaled $32.5 million, before any related tax benefit. These unrecognized costs as of December 31, 2025 are expected to be recognized over a weighted average period of 2.35 years. The total fair value of shares vested for time-based RSUs was $17.0 million, $14.4 million and $13.1 million during the years ended December 31, 2025, 2024, and 2023, respectively, computed as of the date of vesting.

Performance-Based Restricted Stock Units

Performance-based restricted stock units (“performance-based RSUs”) are granted at no cost to certain members of the Company's executive team and are subject to performance and time-based vesting conditions. The number of shares earned by participants, if any, is based on the achievement of the multi-year financial performance targets set by the Talent and Compensation Committee of the Board of Directors and, for some awards, the Company’s financial performance relative to certain comparator companies. The number of performance-based RSUs earned may be adjusted upward or downward, resulting in a minimum and maximum payout of 0% and 200%, respectively, based on actual performance.

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

The weighted average assumptions for performance-based RSUs granted and resulting fair value is as follows:

	Year Ended December 31,
	2025	2024	2023
Vesting period	2.82 years	2.82 years	2.99 years
Expected annual dividend yield	1.42%	1.50%	1.36%
Weighted average grant date fair value per performance-based RSU granted	$81.05	$76.54	$84.77

The following table summarizes the performance-based RSU activity under the Plan:

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 55

Table of Contents Notes to Consolidated Financial Statements

	Number of Shares(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	51,879	$80.15
Granted	22,860	81.05
Vested(2)	(5,120)	85.64
Forfeited	(15,168)	81.55
Outstanding as of December 31, 2025	54,451	$79.62
(1) Reflects activity at target level of awards and has not been adjusted for performance conditions, except for awards that vested during the period.
(2) The number of awards vested includes shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the year ended December 31, 2025, the Company withheld 1,722 shares to satisfy $0.1 million of employees' tax obligations for performance-based RSUs.

Performance-based RSU compensation expense, net of estimated forfeitures, was $(0.1) million, $0.6 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 unrecognized costs related to performance-based RSUs, which are net of estimated forfeitures and reflect achievement of performance forecasted as of the balance sheet date, totaled $0.5 million, before any related tax benefit. These unrecognized costs as of December 31, 2025 are expected to be recognized over a weighted average period of 1.24 years. The total fair value of shares vested for performance-based RSUs was $0.4 million, $0 million and $0.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, computed as of the date of vesting.

Market-Based Restricted Stock Units

Market-based restricted stock units (“market-based RSUs”) are granted at no cost to certain members of the Company's executive team and are subject to market and time-based vesting conditions. Market-based RSUs vest in accordance with the terms and conditions established by the Talent and Compensation Committee of the Board of Directors, and are based on continued service and relative total shareholder return of the Company against a comparator group over a period of approximately three years. The number of market-based RSUs earned may be adjusted upward or downward, resulting in a minimum and maximum payout of 0% and 200%, respectively, based on actual performance. Dividend equivalents do not accrue on market-based RSUs.

The grant date fair value of market-based RSUs is determined using a Monte Carlo model that simulates a distribution of stock prices for the Company and comparator companies throughout the performance period. Assumptions incorporated into the grant date fair value include the vesting period, expected annual dividend yield, volatility, and correlation coefficients.

The weighted average assumptions for market-based RSUs granted and resulting fair value is as follows:

	Year Ended December 31,
	2025	2024	2023
Vesting period	2.82 years	2.82 years	0 years
Weighted average grant date fair value per market-based RSU granted	$117.40	$89.25	$—

The following table summarizes the market-based RSU activity under the Plan:

	Number of Shares(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	26,273	$89.25
Granted	22,860	117.40
Vested(2)	—	—
Forfeited	(7,748)	97.78
Outstanding as of December 31, 2025	41,385	$103.20
(1) Reflects activity at target level of awards and has not been adjusted for market conditions, except for awards that vested during the period.
(2) The number of awards vested includes shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the year ended December 31, 2025, the Company did not withhold any shares to satisfy employees' tax obligations since no awards vested.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 56

Table of Contents Notes to Consolidated Financial Statements

Market-based RSU compensation expense, net of estimated forfeitures, was $1.1 million, $0.6 million and $0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unrecognized costs related to market-based RSUs was net of estimated forfeitures and totaled $2.1 million, before any related tax benefit. These unrecognized costs as of December 31, 2025 are expected to be recognized over a weighted average period of 1.5 years. No shares vested for market-based RSUs during the years ended December 31, 2025, 2024 and 2023.

Market-Based Long-Term Cash Award

Market-based long-term cash awards are granted to the Company's Chief Executive Officer and are subject to market and time-based vesting conditions. In 2025, the Company issued a long-term cash award to its Chief Executive Officer with a target value of $1.3 million that includes both a market and time-based vesting condition, resulting in total market-based long-term cash awards outstanding at target value of $2.5 million as of December 31, 2025. Market-based long-term cash awards are liability-classified and vest in accordance with the terms and conditions established by the Talent and Compensation Committee of the Board of Directors, and are based on continued service and relative total shareholder return of the Company against a comparator group over a period of approximately three years. The amount of the long-term cash awards earned may be adjusted upward or downward, resulting in a minimum and maximum payout of 0% and 200%, respectively, based on actual performance.

The fair value of market-based long-term cash awards is determined using a Monte Carlo model that simulates a distribution of stock prices for the Company and comparator companies throughout the performance period. Market-based long-term cash award compensation expense was $0.4 million, $0.4 million, and $0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Fair value of all outstanding market-based long-term cash awards as of December 31, 2025 was $1.7 million and the Company had unrecognized compensation costs of $0.9 million. These unrecognized costs as of December 31, 2025 are expected to be recognized over a weighted average period of 1.5 years.

NOTE 6 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Weighted average common shares outstanding, used in computing basic earnings per share	54,678	58,333	61,232
Effect of dilutive stock options and restricted stock units	84	169	192
Weighted average common shares outstanding, used in computing diluted earnings per share	54,762	58,502	61,424

Earnings per share:
Basic	$3.24	$3.83	$4.11
Diluted	$3.24	$3.82	$4.09

Weighted average common shares excluded (1)	2,439	1,932	1,996
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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 57

Table of Contents Notes to Consolidated Financial Statements

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Land and improvements	$33,021	$32,862
Buildings and improvements	235,969	226,336
Machinery, software and equipment	420,565	405,909
Furniture and fixtures	137,640	127,366
Leasehold improvements	202,585	184,800
Construction in progress	13,375	15,420
	1,043,155	992,693
Less accumulated depreciation	(764,024)	(709,785)
	$279,131	$282,908

Depreciation expense for Property, plant and equipment, net was $56.8 million, $55.3 million, and $56.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Impairment charges recorded for PP&E related to certain underperforming retail locations were $10.1 million for the year ended December 31, 2025 and were not material for the years ended December 31, 2024 and 2023.

NOTE 8 — LEASES

The components of lease cost consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$108,432	$93,653	$83,866
Variable lease cost	68,242	67,459	65,376
Short term lease cost	10,179	10,972	10,117
	$186,853	$172,084	$159,359
The following table presents supplemental cash flow information related to leases:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$108,895	$98,620	$85,793
Operating lease liabilities arising from obtaining lease ROU assets(1)	$110,028	$128,605	$83,393
(1) Includes amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 58

Table of Contents Notes to Consolidated Financial Statements
The following table presents supplemental balance sheet information related to leases:

	As of December 31,
	2025	2024
Weighted average remaining lease term	6.31 years	5.79 years
Weighted average discount rate	5.14%	4.89%
The following table presents the future maturities of operating lease liabilities as of December 31, 2025:

(in thousands)
2026	$109,510
2027	97,462
2028	84,637
2029	66,055
2030	52,937
Thereafter	152,395
Total operating lease payments	562,996
Less: imputed interest	(85,307)
Total operating lease liabilities	477,689
Less: current operating lease liabilities	(88,501)
Non-current operating lease liabilities	$389,188

As of December 31, 2025, the Company has additional commitments for operating leases that have not yet commenced of $12.0 million. These leases will commence in 2026 with lease terms of approximately one to ten years.

NOTE 9 — INTANGIBLE ASSETS, NET AND GOODWILL

During the third quarter of 2025, declines in forecasted revenues and gross margins, primarily as a result of impacts from incremental tariffs and a difficult macroeconomic environment, led to triggering events for the prAna and Mountain Hardwear trade names and goodwill reporting units. As a result, the Company performed interim quantitative impairment tests where the Company compared the estimated fair values of the prAna and Mountain Hardwear trade names and goodwill reporting units to their carrying values.

The fair values of the prAna and Mountain Hardwear trade names were estimated using a relief-from-royalty method under the income approach. The key assumptions used in the relief-from-royalty method were the Company's estimates of projected revenues, royalty rate, and discount rate, taking into consideration market and industry conditions. In the Company's interim quantitative impairment test of the prAna trade name, the fair value of the prAna trade name was less than its carrying value of $51.8 million and, therefore, an impairment charge of $8.0 million was recorded. In the Company's interim quantitative impairment test of the Mountain Hardwear trade name, the fair value of the Mountain Hardwear trade name exceeded its carrying value and, therefore, no impairment was recorded. The Company did not identify additional triggering events or record additional impairment charges for trade names as part of its annual impairment test. There were no triggering events or impairment charges recorded for trade names during the twelve months ended December 31, 2024.

The fair values of the prAna and Mountain Hardwear goodwill reporting units were estimated using a combination of discounted cash flow and market-based valuation methods. The key assumptions used in the discounted cash flow method were cash flow projections and the discount rate. Cash flow projections were developed, in part, from the Company's annual and long-range planning processes. The discount rate was the estimated weighted-average cost of capital of each reporting unit from a market-participant perspective. The key assumptions used in the market-based valuation method were market multiples for guideline public companies. In the Company's interim quantitative impairment test of the prAna reporting unit, the fair value of the prAna reporting unit was less than its carrying value and, therefore, an impairment charge of $8.8 million was recorded. In the Company's interim quantitative impairment test of the Mountain Hardwear reporting unit, the fair value of the Mountain Hardwear reporting unit was less than its carrying value and, therefore, an impairment charge of $12.2 million was recorded. The Company did not identify additional triggering events or record additional impairment charges for goodwill as
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 59

Table of Contents Notes to Consolidated Financial Statements
part of its annual impairment test. There were no triggering events or impairment charges recorded for goodwill during the twelve months ended December 31, 2024.

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)
Customer relationships	(23,000)	(23,000)
Accumulated amortization	(37,198)	(37,198)
Net carrying amount	—	—
Intangible assets with indefinite lives	71,221	79,221
Intangible assets, net	$71,221	$79,221

Intangible assets subject to amortization were fully amortized as of December 31, 2025 and 2024. Amortization expense for intangible assets subject to amortization was $0.7 million for the year ended December 31, 2024 and $1.7 million for the year ended December 31, 2023.

GOODWILL

Substantially all of the Company's goodwill is recorded in the U.S. segment.

The following table sets forth the changes in Goodwill.

(in thousands)
Balance as of December 31, 2023
Goodwill	$73,208
Accumulated impairment losses	(46,514)
Carrying value	26,694
Impairment losses during 2024	—
Balance as of December 31, 2024
Goodwill	73,208
Accumulated impairment losses	(46,514)
Carrying value	26,694
Impairment losses during 2025	(21,000)
Balance as of December 31, 2025
Goodwill	73,208
Accumulated impairment losses	(67,514)
Carrying value	$5,694

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 60

Table of Contents Notes to Consolidated Financial Statements

NOTE 10 — INCOME TAXES

INCOME TAX PROVISION

Income before income tax consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S. operations	$(1,738)	$83,120	$125,578
Foreign operations	231,362	215,067	200,614
Income before income tax	$229,624	$298,187	$326,192

Components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$7,757	$32,073	$39,939
State and local	4,588	8,394	6,879
Non-U.S.	39,633	40,651	33,109
	51,978	81,118	79,927
Deferred:
Federal	(3,732)	(11,925)	(5,492)
State and local	(2,986)	(1,258)	(1,589)
Non-U.S.	7,140	6,979	1,946
	422	(6,204)	(5,135)
Income tax expense	$52,400	$74,914	$74,792

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 61

Table of Contents Notes to Consolidated Financial Statements
The following table presents a reconciliation of the federal statutory tax rate to the effective tax rate reported in the financial statements:

		Year Ended December 31,
	2025		2024		2023
(in thousands, except for percentages of income before tax)	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$48,221	21.0%	$62,619	21.0%	$68,500	21.0%
State and local income taxes, net of federal income tax effect	1,717	0.7	5,802	1.9	5,567	1.7
Foreign tax effects:
Canada:
Non-federal taxes	3,044	1.3	3,811	1.3	4,198	1.3
Other	948	0.4	689	0.2	859	0.3
China:
Other	7,181	3.1	2,430	0.8	4,372	1.3
Korea:
Changes in valuation allowance	480	0.2	6,355	2.1	—	—
Other	95	—	244	0.1	956	0.3
Switzerland:
Statutory tax rate difference between Switzerland and the U.S.	(20,208)	(8.8)	(17,489)	(5.9)	(15,113)	(4.6)
Non-federal taxes	10,935	4.8	9,536	3.2	7,137	2.2
Changes in valuation allowance	(141)	(0.1)	(538)	(0.2)	7,001	2.1
Intangible assets	—	—	—	—	(9,458)	(2.9)
Other	27	—	(745)	(0.2)	(2,059)	(0.6)
Other foreign jurisdictions	490	0.3	1,062	0.4	1,542	0.5
Enactment of new tax laws:
Section 987 regulations	(2,860)	(1.2)	—	—	—	—
Effect of cross-border tax laws:
Other	509	0.3	2,981	1.0	4,118	1.3
Tax credits:
Research and developments tax credits	(622)	(0.3)	(2,223)	(0.7)	(2,373)	(0.7)
Foreign tax credits	(3,640)	(1.6)	(1,676)	(0.6)	(1,674)	(0.5)
Nontaxable or nondeductible items:
Impairment of goodwill	2,553	1.1	—	—	—	—
Other	1,571	0.7	1,733	0.6	1,141	0.3
Changes in unrecognized tax benefits	1,598	0.7	323	0.1	790	0.2
Other adjustments	502	0.2	—	—	(712)	(0.3)
Effective tax rate	$52,400	22.8%	$74,914	25.1%	$74,792	22.9%
(a) State taxes in Oregon, California, Texas, Florida, New Jersey, and Georgia in the current period made up the majority (greater than 50 percent) of the tax effect in this category.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 62

Table of Contents Notes to Consolidated Financial Statements
DEFERRED INCOME TAX BALANCES

Significant components of the Company's deferred taxes consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Accruals and allowances	$41,251	$37,436
Operating lease liabilities	120,198	114,079
Capitalized inventory costs	18,087	17,895
Sales reserves	15,083	16,648
Share-based compensation	11,529	10,682
Net operating loss carryforwards	3,156	2,550
Depreciation and amortization	6,398	10,473
Capitalized research and development expenditures	18,087	23,392
Tax credits	3,241	153
Other	1,399	3,153
Gross deferred tax assets	238,429	236,461
Valuation allowance	(11,182)	(10,670)
Net deferred tax assets	227,247	225,791
Deferred tax liabilities:
Depreciation and amortization	(1,540)	(3,149)
Prepaid expenses	(3,044)	(3,216)
Operating lease ROU assets	(104,927)	(100,475)
Deferred tax liability associated with future repatriations	(7,953)	(7,849)
Foreign currency	(2,689)	(7,209)
Gross deferred tax liabilities	(120,153)	(121,898)
Total net deferred taxes	$107,094	$103,893

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has foreign net operating loss carryforwards of $15.0 million as of December 31, 2025, of which $14.5 million have a 15-year carryforward period, $0.2 million have a 5-year carryforward period, and $0.3 million have an unlimited carryforward period. As of December 31, 2025 and 2024, the net operating losses result in deferred tax assets of $3.2 million and $2.6 million, respectively, and were subject to a valuation allowance of $3.0 million and $2.5 million, respectively.

The Company has other foreign deferred tax assets which do not relate to net operating losses of $10.6 million and $10.7 million for the tax years ending December 31, 2025 and 2024. These foreign deferred tax assets which do not relate to net operating losses were subject to valuation allowances of $8.2 million and $8.2 million, respectively.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 63

Table of Contents Notes to Consolidated Financial Statements
Net cash paid (refunds received) for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Federal	$36,065	$25,606	$43,000
Aggregated state and local jurisdictions	1,940	4,875	5,855
Disaggregated state and local jurisdictions:
California	654	1,870	1,700
Oregon	(303)	1,165	921
Illinois	—	—	845
New Jersey	375	475	750
New York	428	492	929
Minnesota	346	—	—
Texas	314	—	—
Florida	317	—	—
Pennsylvania	290	—	—
Aggregated foreign jurisdictions	4,497	7,978	6,432
Disaggregated foreign jurisdictions:
Canada	10,931	12,313	14,447
China	16,567	11,289	9,461
Switzerland	13,973	10,041	6,167
Net cash paid for income taxes	$86,394	$76,104	$90,507

As of December 31, 2025, the Company had accumulated undistributed earnings generated by the Company's foreign subsidiaries of $268.0 million. These earnings have been subject to U.S. tax, so any further taxes associated with such earnings would generally be limited to foreign withholdings and state taxes. The Company has recorded a deferred tax liability for these, except in the jurisdiction where the Company intends to indefinitely reinvest the earnings.

UNRECOGNIZED TAX BENEFITS

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, China, France, Japan, South Korea, Switzerland, and the U.S. The Company has effectively settled France tax examinations of all years through 2016, Canadian tax examinations of all years through 2018, China tax examinations of all years through 2018, U.S. tax examinations of all years through 2018, Japanese tax examinations of all years through 2019, and Swiss tax examinations of all years through 2019. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, an audit of the Company's 2014 corporate income tax return in 2016, and an audit of 2016 through 2020 corporate income tax returns in 2022. Due to the nature of the findings in the 2009 through 2014 audits, the Company has invoked the Mutual Agreement Procedures outlined in the U.S.-Korean income tax treaty. The Company does not anticipate that adjustments relative to these findings, or any other ongoing tax audits, will result in material impacts to its financial condition, results of operations or cash flows. Other than the findings and audits previously noted, the Company is not currently under examination in any other major jurisdiction.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 64

Table of Contents Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$10,064	$10,318	$10,177
Increases related to prior year tax positions	728	264	578
Decreases related to prior year tax positions	(523)	(307)	—
Increases related to current year tax positions	2,169	1,247	1,376
Expiration of statute of limitations	(1,402)	(1,458)	(1,813)
Balance at end of year	$11,036	$10,064	$10,318

Unrecognized tax benefits of $9.6 million, $8.8 million and $9.2 million would affect the effective tax rate if recognized as of December 31, 2025, 2024 and 2023, respectively.

The Company recognizes interest expense and penalties related to income tax matters in Income tax expense. The Company recognized a net increase of interest and penalties of $0.7 million, $0.8 million and $2.7 million in 2025, 2024, and 2023 respectively, all of which related to uncertain tax positions. The Company had $6.0 million and $5.3 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2025 and 2024, respectively.

NOTE 11 — SHORT-TERM BORROWINGS AND CREDIT LINES

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

As of December 31, 2025, the Company was in compliance with all associated covenants. As of December 31, 2025 and 2024, there was no balance outstanding.

INTERNATIONAL CREDIT FACILITY

The Company's European subsidiary has available an unsecured, committed line of credit, which is guaranteed by the Company, and provides for borrowing up to a maximum of €5.0 million (approximately US$5.9 million) as of December 31, 2025, with borrowings to accrue interest at a base rate plus 75 basis points. As of December 31, 2025 and 2024 there was no balance outstanding.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 65

Table of Contents Notes to Consolidated Financial Statements

NOTE 12 — SUPPLY CHAIN FINANCING

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

The Company’s outstanding payables under the SCF program were recorded within Accounts payable on the Consolidated Balance Sheets.
Changes in the amount of outstanding payables under the SCF program were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Confirmed obligations outstanding at the beginning of the year	$81,288	$—
Invoices confirmed during the year	532,196	340,143
Confirmed invoices paid during the year	(541,575)	(258,855)
Confirmed obligations outstanding at the end of the year	$71,909	$81,288

NOTE 13 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Sales reserves	$98,694	$96,857
Accrued salaries, bonus, and other benefits	83,101	84,270
Accrued import duties	1,409	15,151
Taxes other than income taxes payable	24,258	21,662
Product warranties	10,510	11,267
Other	60,449	44,123
	$278,421	$273,330

A reconciliation of product warranties is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at the beginning of the year	$11,267	$11,620	$13,810
Provision for warranty claims	1,408	2,132	877
Warranty claims	(2,367)	(2,215)	(3,075)
Other	202	(270)	8
Balance at the end of the year	$10,510	$11,267	$11,620

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 66

Table of Contents Notes to Consolidated Financial Statements

NOTE 14 — RETIREMENT SAVINGS PLANS

401(K) PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company, with approval of the Board of Directors, may elect to make discretionary matching or non-matching contributions. Costs recognized for Company contributions to the plan were $15.1 million, $14.9 million and $15.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

DEFERRED COMPENSATION PLAN

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Costs recognized for Company matching contributions to the plan were immaterial for the years ended December 31, 2025, 2024 and 2023. Participants earn a return on their deferred compensation based on investment earnings of participant-selected investments. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment of the participant.

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

As of December 31, 2025 and 2024, the long-term portion of the liability to participants under this plan was $35.6 million and $30.5 million, respectively, and was recorded in Other long-term liabilities. As of December 31, 2025 and 2024, the current portion of the participant liability was $2.3 million and $2.1 million, respectively, and was recorded in Accrued liabilities. As of December 31, 2025 and 2024, the fair value of the long-term portion of the investments related to this plan was $35.6 million and $30.5 million, respectively, and was recorded in Other non-current assets. As of December 31, 2025 and 2024, the current portion of the investments related to this plan was $2.3 million and $2.1 million, respectively, and was recorded in Short-term investments.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

INDEMNITIES AND GUARANTEES

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company's customers and licensees in connection with the use, sale or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to customers, vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) director and executive indemnification agreements, and (v) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 67

Table of Contents Notes to Consolidated Financial Statements

NOTE 16 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2025, the Company's Board of Directors has authorized the repurchase of $2.6 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of December 31, 2025, the Company had repurchased 41.0 million shares at an aggregate purchase price of $2,173.5 million and had $426.5 million remaining available under the share repurchase program, excluding excise tax. During the years ended December 31, 2025 and 2024, the Company repurchased an aggregate of $201.1 million and $317.8 million, respectively, of common stock under this program, excluding excise tax.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss on the Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive loss:

(in thousands)	Available-for-sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2022	$—	$21,790	$(52,427)	$(30,637)
Other comprehensive income (loss) before reclassifications	145	(849)	2,757	2,053
Amounts reclassified from accumulated other comprehensive loss (1)	—	(17,252)	—	(17,252)
Other comprehensive income (loss)	145	(18,101)	2,757	(15,199)
Balance as of December 31, 2023	145	3,689	(49,670)	(45,836)
Other comprehensive income (loss) before reclassifications	84	31,252	(37,030)	(5,694)
Amounts reclassified from accumulated other comprehensive loss (1)	(145)	(11,547)	—	(11,692)
Other comprehensive income (loss)	(61)	19,705	(37,030)	(17,386)
Balance as of December 31, 2024	84	23,394	(86,700)	(63,222)
Other comprehensive income (loss) before reclassifications	—	(20,081)	25,588	5,507
Amounts reclassified from accumulated other comprehensive income (loss) (1)	11	(7,949)	—	(7,938)
Other comprehensive income (loss)	11	(28,030)	25,588	(2,431)
Balance as of December 31, 2025	$95	$(4,636)	$(61,112)	$(65,653)
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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 68

Table of Contents Notes to Consolidated Financial Statements
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

The following table presents the gross notional amount of outstanding derivative instruments:

	As of December 31,
(in thousands)	2025	2024
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$808,875	$550,591
Derivative instruments not designated as hedges:
Currency forward contracts	$261,805	$263,103

As of December 31, 2025, $0.9 million of deferred net loss on both outstanding and matured derivatives recorded in Accumulated other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the Consolidated Statements of Operations are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of December 31, 2025, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $4.5 million as of December 31, 2025. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 69

The following table presents the balance sheet classification and fair value of derivative instruments:

		As of December 31,
(in thousands)	Balance Sheet Classification	2025	2024
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$5,895	$20,890
Currency forward contracts	Other non-current assets	$2,788	$9,137
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$9,119	$853
Currency forward contracts	Other long-term liabilities	$5,732	$13
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,144	$3,739
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$676	$872

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Year Ended December 31,
(in thousands)		2025	2024	2023
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive loss, net of tax	—	$(20,081)	$31,252	$(849)
Gain (loss) reclassified from accumulated other comprehensive loss to net income for the effective portion	Net sales	$332	$(1,655)	$60
Gain reclassified from accumulated other comprehensive loss to net income for the effective portion	Cost of sales	$9,779	$17,688	$23,307
Gain reclassified from accumulated other comprehensive loss to net income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	$186	$130	$521
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in net income	Other non-operating income (expense), net	$1,385	$5,824	$(1,822)

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 70

Table of Contents Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$76,680	$—	$—	$76,680
U.S. government treasury bills	—	50,050	—	50,050
Commercial paper	—	24,856	—	24,856
Time deposits (1)	—	10,456	—	10,456
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. government treasury bills	—	321,766	—	321,766
Commercial paper	—	24,676	—	24,676
Other short-term investments:
Money market funds	292	—	—	292
Mutual fund shares	2,032	—	—	2,032
Prepaid expenses and other current assets:
Derivative financial instruments	—	7,039	—	7,039
Other non-current assets:
Money market funds	3,656	—	—	3,656
Mutual fund shares	31,923	—	—	31,923
Derivative financial instruments	—	2,788	—	2,788
Total assets measured at fair value	$114,583	$441,631	$—	$556,214
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$9,795	$—	$9,795
Other long-term liabilities:
Derivative financial instruments	—	5,732	—	5,732
Total liabilities measured at fair value	$—	$15,527	$—	$15,527
(1) Time deposits are carried at amortized cost on the Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 71

Table of Contents Notes to Consolidated Financial Statements

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

NON-RECURRING FAIR VALUE MEASUREMENTS

Refer to Note 2, Note 7 and Note 9 for further information regarding the impairment charges recorded for the year ended December 31, 2025 and related fair value measurements. The inputs used to measure the fair value of these assets are primarily significant unobservable inputs and, as such, considered Level 3 fair value measurements.

NOTE 20 — SUBSEQUENT EVENTS

On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act ("IEEPA") does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA (the "incremental tariffs") was within the exclusive jurisdiction of the U.S. Court of International Trade ("CIT"), thus affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States. As a result, on February 20, 2026, the U.S. President issued an executive order stating that the incremental tariffs were no longer in effect and ending the collection of the incremental tariffs. However, the U.S. President then issued an additional executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. The Company is currently assessing the impact of these actions on its operations and consolidated financial statements, including our ability to recover incremental tariffs the Company has paid.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 72

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of December 31, 2025 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, we, including our Chief Executive Officer and Chief Financial Officer, have concluded our internal control over financial reporting is effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Securities Trading Plans

On November 12, 2025, Sabrina L. Simmons, a director, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the "Plan"). The Plan calls for the disposition of 50% of 2,657 restricted stock units (the "Award") vesting May 1, 2026. The Plan will expire on the earlier of (a) May 31, 2026, (b) the first date on which all trades have been executed, or (c) as soon as practicable following the date of any written notices resulting in plan termination.

No other "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the fourth quarter of 2025.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 73

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 74

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2026 Proxy Statement entitled "PROPOSAL 1: ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE - Oversight Documents - Code of Business Conduct and Ethics," and "CORPORATE GOVERNANCE - Board Structure - Committees" are incorporated herein by reference.

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

The sections of our 2026 Proxy Statement entitled "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION," "CORPORATE GOVERNANCE - Board Structure - Committees - Talent and Compensation Committee - Compensation Committee Interlocks and Insider Participation" and "COMPENSATION COMMITTEE REPORT" are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2026 Proxy Statement entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2026 Proxy Statement entitled "CORPORATE GOVERNANCE - Certain Relationships and Related Person Transaction" and "CORPORATE GOVERNANCE - Board Structure - Independence" are incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of our 2026 Proxy Statement entitled "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Principal Accountant Fees and Services" and "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Pre-Approval Policy" are incorporated herein by reference.

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 75

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements | The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 34 to 72 of this Annual Report on Form 10-K. The financial statement schedule required to be filed by Item 8 of this Annual Report on Form 10-K and paragraph (b) of this Item 15 is included below.

(a)(3) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II
Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other(2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2025	$4,789	$1,666	$(1,566)	$(224)	$4,665
Year Ended December 31, 2024	$5,450	$2,555	$(2,465)	$(752)	$4,789
Year Ended December 31, 2023	$5,443	$3,143	$(2,795)	$(341)	$5,450
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
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 76

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

+	10.3
Form of Nonstatutory Stock Option Agreement for stock options granted on or after June 7, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939).

+	10.3(a)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2017 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) (File No. 000-23939).

+	10.3(b)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 24, 2019 (incorporated by reference to exhibit 10.5(e) to the Company's annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

+	10.4
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after June 7, 2012 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939).

+	10.4(a)
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after July 20, 2017 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) (File No. 000-23939).

+	10.4(b)
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

+	10.5(a)
Columbia Sportswear Company 401(k) Excess Plan, as amended (incorporated by reference to exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

+	10.5(b)
Columbia Sportswear Company 401(k) Excess Plan, as amended (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020) (File No. 000-23939).

+	10.6
Columbia Sportswear Company 401(k) Excess Retirement Plan (incorporated by reference to exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021) (File No. 000-23939).

+	10.7
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939).

+	10.7(a)
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after January 24, 2019 (incorporated by reference to exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

+	10.8
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 1997 Stock Incentive Plan on or after December 17, 2013 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939).

+	10.8(a)
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 1997 Stock Incentive Plan on or after January 24, 2019 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019) (File 000-23939).

+	10.9
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

+	10.13
Columbia Sportswear Company Second Amended Change in Control Severance Plan (incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939).

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

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 77

Exhibit No.		Exhibit Name
+	10.16	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939).
	10.17
Columbia Sportswear 2020 Stock Incentive Plan ("2020 Stock Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed on June 4, 2020) (File No. 333-238935).

	10.18
Form of Nonstatutory Stock Option Agreement for stock options granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

	10.19
Form of Nonstatutory Stock Option Agreement for stock options granted under the Company's 2020 Stock Incentive Plan on or after February 13, 2024 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) (File No. 000-23939).

	10.20
Form of Nonstatutory Stock Option Agreement for Director stock options granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021) (File No. 000-23939).

	10.21
Form of Restricted Stock Unit Award for Director restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021) (File No. 000-23939).

	10.22
Form of Restricted Stock Units Award Agreement for restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

	10.23
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

	10.27
Form of Restricted Stock Units Award Agreement for restricted stock units granted under the Company's 2020 Stock Incentive Plan on or after February 13, 2024 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) (File No. 000-23939).

	10.28
Columbia Sportswear Company Third Amendment Change in Control Severance Plan (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023) (File No. 000-23939).

+	10.29
Form of Long-Term Incentive Cash Award Agreement (Cumulative Operating Income) for cash awards granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024) (File No. 000-23939).

+	10.30
Form of Long-Term Incentive Cash Award Agreement (Relative Total Shareholder Return) for cash awards granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024) (File No. 000-23939).

+	10.31
Form of Performance-Based Restricted Stock Units Award Agreement (Cumulative Operating Income) for performance-based restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024) (File No. 000-23939).

+	10.32
Form of Performance-Based Restricted Stock Units Award Agreement (Relative Total Shareholder Return) for performance-based restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024) (File No. 000-23939).

	10.33
Form of Nonstatutory Stock Option Agreement for stock options granted under the Company’s 2020 Stock Incentive Plan on or after July 18, 2024 (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)(File No. 000-23939).

	10.34
Form of Restricted Stock Unit Award for Director restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after October 24, 2024 (incorporated by reference to exhibit 10.40 of the Company's Annual Report on form 10-K for the year ended December 31, 2024) (File No. 000-23939).

	10.35
Form of Long-Term Incentive Cash Award Agreement (Cumulative Operating Income) for cash awards granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025) (File No. 000-23939).

	10.36
Form of Performance-Based Restricted Stock Units Award Agreement (Cumulative Operating Income) for performance-based restricted stock units granted under the Company’s 2020 Stock Incentive Plan on or after March 5, 2024 (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025) (File No. 000-23939).

	19.1	Insider Trading Policy.
	21.1	Subsidiaries of the Company.
	23.1	Consent of Deloitte & Touche LLP.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 78

Exhibit No.	Exhibit Name
31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
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

None.
COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 79

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	February 25, 2026	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE		TITLE

/s/	TIMOTHY P. BOYLE
	Timothy P. Boyle	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/	JIM A. SWANSON
	Jim A. Swanson	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	STEPHEN E. BABSON
	Stephen E. Babson	Director

/s/	ANDY D. BRYANT
	Andy D. Bryant	Director

/s/	JOHN W. CULVER
	John W. Culver	Director

/s/	CHARLES D. DENSON
	Charles D. Denson	Director

/s/	KEVIN MANSELL
	Kevin Mansell	Director

/s/	RONALD E. NELSON
	Ronald E. Nelson	Director

/s/	SABRINA L. SIMMONS
	Sabrina L. Simmons	Director

/s/	CHRISTIANA SMITH SHI
	Christiana Smith Shi	Director

/s/	MALIA H. WASSON
	Malia H. Wasson	Director

Date: February 25, 2026

COLUMBIA SPORTSWEAR COMPANY | 2025 FORM 10-K | 80