Form 10-Q
period 2026-03-31
COLUMBIA SPORTSWEAR CO
filed 2026-05-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
The number of shares outstanding of the registrant's common stock on April 24, 2026 was 51,140,792.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "intend", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, manufacturing locations of our inventory, inventory mix, the continued licensing of certain of our proprietary rights, consumer and customer spending and preferences, the performance of our international businesses, the impact of tariffs imposed pursuant to the International Emergency Economic Powers Act (the "incremental tariffs"), the roll-back of incremental tariffs and any additional actions taken in response to their roll-back, including tariffs imposed pursuant to Section 122 of the Trade Act of 1974, our ability to recover refunds of incremental tariff amounts paid, international trade policy and the economic and geopolitical environment, including the impacts of the conflict in the Middle East, consumer and customer behaviors and expectations and our ability to serve and retain existing, value-oriented consumers while attracting new consumers, product price elasticities resulting from price increases, the effect of our pricing, promotional and segmentation strategies, the impact of seasonal trends, the effectiveness of our risk management strategies, the performance and expected benefits of our Profit Improvement Program, the Columbia brand ACCELERATE Growth Strategy and our increased investment in demand creation, effectiveness of our marketing campaigns, the countries from which we expect to source raw materials, the impact of prior or ongoing tax audits on our financial condition, results of operations or cash flows, capital expenditures, and our short and long-term cash needs and our ability to meet those needs.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(in thousands)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$319,341	$442,028
Short-term investments	216,013	348,766
Accounts receivable, net of allowance of $4,618, and $4,665, respectively	368,311	403,168
Inventories	623,971	689,456
Prepaid expenses and other current assets	90,538	89,080
Total current assets	1,618,174	1,972,498
Property, plant and equipment, net of accumulated depreciation of $766,711, and $764,024, respectively	273,207	279,131
Operating lease right-of-use assets	422,833	425,492
Intangible assets, net	71,221	71,221
Goodwill	5,694	5,694
Deferred income taxes	101,696	108,127
Other non-current assets	70,761	66,330
Total assets	$2,563,586	$2,928,493
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$233,661	$385,599
Accrued liabilities	201,840	278,421
Operating lease liabilities	84,704	88,501
Income taxes payable	6,884	8,293
Total current liabilities	527,089	760,814
Non-current operating lease liabilities	387,864	389,188
Income taxes payable	15,620	15,076
Deferred income taxes	1,579	1,033
Other long-term liabilities	49,464	52,239
Total liabilities	981,616	1,218,350
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 51,141, and 53,495 issued and outstanding, respectively	—	—
Retained earnings	1,646,555	1,775,796
Accumulated other comprehensive loss	(64,585)	(65,653)
Total shareholders' equity	1,581,970	1,710,143
Total liabilities and shareholders' equity	$2,563,586	$2,928,493

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net sales	$779,013	$778,452
Cost of sales	384,051	382,395
Gross profit	394,962	396,057
Selling, general and administrative expenses	357,137	354,471
Net licensing income	4,168	4,922
Operating income	41,993	46,508
Interest income, net	4,883	6,817
Other non-operating income, net	397	1,551
Income before income tax	47,273	54,876
Income tax expense	12,965	12,628
Net income	$34,308	$42,248

Earnings per share:
Basic	$0.65	$0.76
Diluted	$0.65	$0.75
Weighted average shares outstanding:
Basic	52,627	55,734
Diluted	52,703	55,983

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$34,308	$42,248
Other comprehensive income:
Change in available-for-sale securities (net of tax effect of $31 and $26, respectively)	(95)	(84)
Change in derivative transactions (net of tax effects of $(3,014) and $2,983, respectively)	10,165	(7,958)
Foreign currency translation adjustments (net of tax effects of $1,119 and $(223), respectively)	(9,002)	9,813
Other comprehensive income	1,068	1,771
Comprehensive income	$35,376	$44,019

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$34,308	$42,248
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,691	13,465
Non-cash lease expense	23,038	20,921
Provision for uncollectible accounts receivable	225	763
Deferred income taxes	4,975	2,658
Share-based compensation	6,660	5,224
Other, net	(2,562)	(2,385)
Changes in operating assets and liabilities:
Accounts receivable	31,648	33,254
Inventories	61,584	71,634
Prepaid expenses and other current assets	1,342	7,868
Other assets	(133)	4,252
Accounts payable	(147,676)	(117,346)
Accrued liabilities	(73,795)	(71,010)
Income taxes payable	(936)	(22,227)
Operating lease assets and liabilities	(25,472)	(21,609)
Other liabilities	(4,439)	252
Net cash used in operating activities	(77,542)	(32,038)
Cash flows from investing activities:
Purchases of short-term investments	(4,955)	(152,779)
Sales and maturities of short-term investments	141,975	106,913
Capital expenditures	(12,447)	(15,565)
Net cash provided by (used in) investing activities	124,573	(61,431)
Cash flows from financing activities:
Payment of line of credit issuance fees	(843)	—
Proceeds from issuance of common stock related to share-based compensation	1,213	4,931
Tax payments related to share-based compensation	(4,394)	(5,550)
Repurchase of common stock	(150,000)	(101,430)
Cash dividends paid	(15,615)	(16,600)
Net cash used in financing activities	(169,639)	(118,649)
Net effect of exchange rate changes on cash	(79)	3,588
Net decrease in cash and cash equivalents	(122,687)	(208,530)
Cash and cash equivalents, beginning of period	442,028	531,869
Cash and cash equivalents, end of period	$319,341	$323,339
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$19,515	$35,832
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$5,240	$8,712

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2025	53,495	$—	$1,775,796	$(65,653)	$1,710,143
Net income	—	—	34,308	—	34,308
Other comprehensive income	—	—	—	1,068	1,068
Cash dividends ($0.30 per share)	—	—	(15,615)	—	(15,615)
Issuance of common stock related to share-based compensation, net	145	(3,181)	—	—	(3,181)
Share-based compensation	—	6,660	—	—	6,660
Repurchase of common stock	(2,499)	(2,066)	(147,934)	—	(150,000)
Excise taxes related to repurchase of common stock	—	(1,413)	—	—	(1,413)
Balance, March 31, 2026	51,141	$—	$1,646,555	$(64,585)	$1,581,970

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2024	56,245	$—	$1,843,261	$(63,222)	$1,780,039
Net income	—	—	42,248	—	42,248
Other comprehensive income	—	—	—	1,771	1,771
Cash dividends ($0.30 per share)	—	—	(16,600)	—	(16,600)
Issuance of common stock related to share-based compensation, net	176	(619)	—	—	(619)
Share-based compensation	—	5,224	—	—	5,224
Repurchase of common stock	(1,252)	(3,747)	(97,691)	—	(101,438)
Excise taxes related to repurchase of common stock	—	(858)	—	—	(858)
Balance, March 31, 2025	55,169	$—	$1,771,218	$(61,451)	$1,709,767

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2026 and December 31, 2025, the results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The December 31, 2025 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 7

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Three Months Ended March 31, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$352,705	$125,048	$106,491	$38,849	$623,093
Footwear	69,749	35,195	38,858	12,118	155,920
Total	$422,454	$160,243	$145,349	$50,967	$779,013
Channel net sales:
Wholesale	$189,100	$86,007	$96,340	$29,625	$401,072
Direct-to-consumer	233,354	74,236	49,009	21,342	377,941
Total	$422,454	$160,243	$145,349	$50,967	$779,013

	Three Months Ended March 31, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$393,633	$120,292	$76,983	$37,912	$628,820
Footwear	77,548	31,918	30,497	9,669	149,632
Total	$471,181	$152,210	$107,480	$47,581	$778,452
Channel net sales:
Wholesale	$218,834	$78,560	$74,006	$28,369	$399,769
Direct-to-consumer	252,347	73,650	33,474	19,212	378,683
Total	$471,181	$152,210	$107,480	$47,581	$778,452

CONTRACT BALANCES

As of March 31, 2026 and December 31, 2025, the Company did not have any contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 8

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

Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departmental functions, including certain information technology, supply chain, finance, human resources, and legal functions, as well as executive compensation, unallocated benefit program expense, and other miscellaneous costs.

The following tables present segment financial information for the Company's reportable segments:

	Three Months Ended March 31, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$422,454	$160,243	$145,349	$50,967	$779,013
Cost of sales	217,989	69,116	70,496	26,450	384,051
Segment selling, general and administrative expenses	137,410	56,757	42,057	12,424	248,648
Other segment items(a)	18,043	7,475	4,645	3,873	34,036
Segment operating income	49,012	26,895	28,151	8,220	112,278
Reconciliation to income before income tax:
Unallocated corporate expenses					70,285
Operating income					41,993
Interest income, net					4,883
Other non-operating income, net					397
Income before income tax					$47,273
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

The following table presents segment depreciation and amortization expense information:

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation and amortization expense:
U.S.	$6,125	$6,101
LAAP	1,650	1,538
EMEA	1,289	1,054
Canada	758	710
Unallocated corporate expense	3,869	4,062
	$13,691	$13,465

The following table presents segment asset information:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Inventories:
U.S.	$402,376	$416,041
LAAP	92,212	118,633
EMEA	87,619	106,508
Canada	41,764	48,274
Total segment assets	623,971	689,456
All other assets	1,939,615	2,239,037
Total assets	$2,563,586	$2,928,493

CONCENTRATIONS

No single customer accounted for 10% or more of Net sales for the three months ended March 31, 2026 and 2025.

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

SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense, which is primarily recorded in Selling, general, and administrative ("SG&A") expenses, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Share-based compensation expense - equity awards	6,660	5,224
Share-based compensation expense - liability awards	190	283
Total	6,850	5,507

STOCK OPTIONS

During the three months ended March 31, 2026, the Company granted a total of 252,530 stock options at a weighted average grant date fair
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements value of $12.95 per option. As of March 31, 2026, unrecognized costs related to outstanding stock options, which are net of estimated forfeitures, totaled $7.2 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.93 years.

RESTRICTED STOCK UNITS

Time-Based Restricted Stock Units

During the three months ended March 31, 2026, the Company granted 459,880 time-based restricted stock units ("time-based RSUs") at a weighted average grant date fair value of $57.27 per time-based RSU. As of March 31, 2026, unrecognized costs related to outstanding time-based RSUs, which are net of estimated forfeitures, totaled $49.8 million, before any related tax benefit. These unrecognized costs related to time-based RSUs are expected to be recognized over a weighted average period of 3.11 years.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2026, the Company granted 41,856 performance-based restricted stock units (“performance-based RSUs”), 5,269 of which were granted at a weighted average grant date fair value of $56.95 per performance-based RSU. The remaining 36,587 performance-based RSUs were granted without defined performance targets and, accordingly, did not meet all criteria for grant date fair value to be established in accordance with GAAP. Grant date fair value for the 36,587 performance-based RSUs will not be determined until all grant date criteria are met.

As of March 31, 2026, unrecognized costs related to outstanding performance-based RSUs, which are net of estimated forfeitures and reflect achievement of performance forecasted as of the balance sheet date, totaled $2.4 million, before any related tax benefit. These unrecognized costs related to performance-based RSUs are expected to be recognized over a weighted average period of 1.95 years.

Market-Based Restricted Stock Units

During the three months ended March 31, 2026, the Company granted 36,587 market-based restricted stock units (“market-based RSUs”) at a weighted average grant date fair value of $75.82 per market-based RSU. As of March 31, 2026, unrecognized costs related to outstanding market-based RSUs, which are net of estimated forfeitures, totaled $4.1 million, before any related tax benefit. These unrecognized costs related to market-based RSUs are expected to be recognized over a weighted average period of 1.95 years.

Market-Based Long-Term Cash Awards

During the three months ended March 31, 2026, the Company issued long-term cash awards to certain of its executive officers with a target value of $1.6 million that includes both a market and time-based vesting condition. As of March 31, 2026, the fair value of all outstanding market-based long-term cash awards was $3.3 million and the Company had unrecognized compensation costs of $2.3 million. These unrecognized costs are expected to be recognized over a weighted average period of 1.97 years.

NOTE 5 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Weighted average common shares outstanding, used in computing basic earnings per share	52,627	55,734
Effect of dilutive stock options and restricted stock units	76	249
Weighted average common shares outstanding, used in computing diluted earnings per share	52,703	55,983

Earnings per share:
Basic	$0.65	$0.76
Diluted	$0.65	$0.75

Weighted average common shares excluded (1)	2,363	1,720
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

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)
Customer relationships	(23,000)	(23,000)
Accumulated amortization	(37,198)	(37,198)
Net carrying amount	—	—
Intangible assets with indefinite lives	71,221	71,221
Intangible assets, net	$71,221	$71,221

Intangible assets subject to amortization were fully amortized as of March 31, 2026 and December 31, 2025.

GOODWILL

There have been no changes to the Company's goodwill as described in Note 9 in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 12

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 7 — SHORT-TERM BORROWINGS AND CREDIT LINES

Except as disclosed below, there have been no significant changes to the Company's short-term borrowings and credit lines as described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

DOMESTIC CREDIT FACILITY

In March 2026, the Company terminated its prior domestic credit agreement and, simultaneously, entered into a new credit agreement (the "Domestic Credit Agreement"). The Domestic Credit Agreement provides for up to $500.0 million of borrowings pursuant to an unsecured, committed revolving credit facility (the "Credit Facility") which is available for working capital and general corporate purposes, including a sublimit for the issuance of letters of credit. This Credit Facility matures on March 19, 2031. Interest, generally payable monthly, is based on the Company's option of either the secured overnight financing rate (“SOFR”) plus an applicable margin or a base rate. Base rate is defined as the highest of the following, plus an applicable margin:
• the administrative agent's prime rate;
• the higher of the federal funds rate or the overnight bank funding rate set by the Federal Reserve Bank of New York, plus 0.50%; or
• the one-month SOFR plus 1.00%.

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

The Domestic Credit Agreement includes a financial covenant to maintain a funded debt ratio of not greater than 3.75 to 1.00. In addition, the Domestic Credit Agreement includes customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness and liens, engage in mergers, acquisitions and dispositions, and engage in transactions with affiliates, as well as restrict the amount of certain payments, including dividends and share buybacks in the event the Company's funded debt ratio is greater than a set amount.

As of March 31, 2026, the Company was in compliance with all associated covenants. As of March 31, 2026 and December 31, 2025, there was no balance outstanding.

NOTE 8 — SUPPLY CHAIN FINANCING

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

The Company’s outstanding payables under the SCF program were $43.4 million and $71.9 million as of March 31, 2026 and December 31, 2025, respectively, and were recorded within Accounts payable on the unaudited Condensed Consolidated Balance Sheets.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
TARIFFS

On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. Subsequently, the U.S. Court of International Trade ("CIT") ruled that the collected tariffs in question shall be refunded in accordance with the law. The U.S. Customs and Border Protection ("CBP") has issued an official notice and launched a special tariff refund program to facilitate such refunds. The Company has begun the process of requesting refunds of IEEPA tariffs paid. At the time the IEEPA tariffs were ruled unconstitutional, the Company had already paid approximately $80 million of IEEPA tariffs. As of March 31, 2026, approximately $55 million of that amount has been realized through cost of sales, with the remainder in inventory. However, as of March 31, 2026, the Company did not recognize any tariff refunds in its unaudited condensed consolidated financial statements as it was unable to assert loss recovery is probable due to the uncertainty surrounding the tariff refund program. As of the date of this report, the Company has not received any portion of the IEEPA tariff refunds which it requested. The Company continues to monitor these developments and assess their potential impact on the Company's operations and unaudited condensed consolidated financial statements.

NOTE 10 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through March 31, 2026, the Company's Board of Directors has authorized the repurchase of $2.6 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of March 31, 2026, the Company had repurchased 43.5 million shares for an aggregate purchase price of $2,323.5 million and had $276.5 million remaining available under the share repurchase program, excluding excise tax. During the three months ended March 31, 2026 and 2025, the Company repurchased an aggregate of $150.0 million and $101.4 million, respectively, of common stock under this program, excluding excise tax.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive loss:

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2025	$95	$(4,636)	$(61,112)	$(65,653)
Other comprehensive income (loss) before reclassifications	—	10,333	(9,002)	1,331
Amounts reclassified from accumulated other comprehensive loss (1)	(95)	(168)	—	(263)
Net other comprehensive Income (loss) during the period	(95)	10,165	(9,002)	1,068
Balance as of March 31, 2026	$—	$5,529	$(70,114)	$(64,585)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 14

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

NOTE 12 — FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The following table presents the gross notional amount of outstanding derivative instruments:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$810,181	$808,875
Derivative instruments not designated as hedges:
Currency forward contracts	$297,731	$261,805

As of March 31, 2026, $3.3 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 15

Consolidated Statements of Operations are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of March 31, 2026, the Company's derivative contracts had a remaining maturity of less than 4 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $6.1 million as of March 31, 2026. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

		As of
(in thousands)	Balance Sheet Classification	March 31, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$9,021	$5,895
Currency forward contracts	Other non-current assets	$8,444	$2,788
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$5,248	$9,119
Currency forward contracts	Other long-term liabilities	$3,771	$5,732
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,641	$1,144
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$1,655	$676

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended March 31,
(in thousands)		2026	2025
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive loss, net of tax	—	$10,333	$(5,910)
Gain (loss) reclassified from accumulated other comprehensive loss to net income for the effective portion	Net sales	$32	$(441)
Gain reclassified from accumulated other comprehensive loss to net income for the effective portion	Cost of sales	$263	$3,131
Derivative instruments not designated as cash flow hedges:
Loss recognized in net income	Other non-operating income, net	$(6)	$(612)

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 16

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 13 — FAIR VALUE MEASURES

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,379	$—	$—	$2,379
U.S. government treasury bills	—	5,000	—	5,000
Time deposits (1)	—	27,570	—	27,570
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. government treasury bills	—	199,248	—	199,248
Commercial paper	—	14,894	—	14,894
Other short-term investments:
Money market funds	241	—	—	241
Mutual fund shares	1,630	—	—	1,630
Prepaid expenses and other current assets:
Derivative financial instruments	—	10,662	—	10,662
Other non-current assets:
Money market funds	3,422	—	—	3,422
Mutual fund shares	31,410	—	—	31,410
Derivative financial instruments	—	8,444	—	8,444
Total assets measured at fair value	$39,082	$265,818	$—	$304,900
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$6,903	$—	$6,903
Other long-term liabilities:
Derivative financial instruments	—	3,771	—	3,771
Total liabilities measured at fair value	$—	$10,674	$—	$10,674
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 17

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 18

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Part I, Item 1 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW

As a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products, our mission is to connect active people with their passions. We provide our products through our four brands: Columbia, SOREL, Mountain Hardwear, and prAna; and two major product categories consisting of apparel, accessories and equipment products, and footwear products. Apparel, accessories and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in 115 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

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

In addition, we are committed to investing in our company-wide strategic priorities to:
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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 19

Business Environment and Trends

The Columbia brand in the U.S. | The Columbia brand in the U.S. has been under pressure due to numerous factors, including brand perception, changes in consumer trends, and an increasingly competitive environment. While product functionality, quality and value remain important elements for consideration for some consumers, other consumers have increasingly shifted their preferences to also incorporate versatility and style for everyday wear. Athletic, athleisure, emerging outdoor, and other brands have capitalized on this casualization and style trend in the historical outdoor space. The Columbia brand's ACCELERATE Growth Strategy is intended to overcome certain of these headwinds and elevate the consumers' perception of the Brand to bring younger and more active consumers into the Brand, all while continuing to serve historical value-oriented consumers and to fuel future revenue growth.

To elevate consumers’ perception of the Columbia brand, beginning in 2024, the Brand began to refresh portions of its product line to appeal to target consumers and, in Fall 2025, launched a new Brand marketing campaign, Engineered for Whatever, coupled with increased investment in demand creation, which we expect to maintain in seasons to come. These improvements, among others, are expected to elevate consumers' perception of the Columbia brand over time with the focus on younger and more active consumers becoming more pervasive and sustained within the Brand. We have already begun to see proof points of the ACCELERATE Growth Strategy, including in products such as the Amaze Puff, which is bringing new younger consumers into the Brand.

U.S. Tariffs | On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under IEEPA were unconstitutional. Subsequently, the CIT ruled that the collected tariffs in question shall be refunded in accordance with the law. The CBP has issued an official notice and launched a special tariff refund program to facilitate such refunds. We have begun the process of requesting refunds of IEEPA tariffs paid. However, as of March 31, 2026, we did not recognize any tariff refunds in our unaudited condensed consolidated financial statements as we were unable to assert loss recovery is probable due to the uncertainty surrounding the tariff refund program. To the extent more clarity comes from the tariff refund program which changes the evaluation of probability, we could recognize a receivable for the amount of the IEEPA tariffs paid. If recognized, the receivable/refunds will benefit cost of sales to the extent the associated inventory has been sold. At the time the IEEPA tariffs were ruled unconstitutional, we had already paid approximately $80 million of IEEPA tariffs. As of March 31, 2026, approximately $55 million of that amount had been realized through cost of sales, with the remainder in inventory. The ultimate benefit to gross margin from any tariff refunds is subject to variability due to a number of factors, including accommodations to certain third-party vendors. Further, outstanding amounts to be recovered are also subject to interest payable to us. We absorbed much of the incremental tariff cost related to Fall 2025 as the costs were realized and did not raise prices on our products in 2025. As of the date of this filing, we have not received any portion of the IEEPA tariff refunds which we requested.

In addition to the potential recovery of IEEPA tariffs previously paid, we are also facing uncertainly surrounding any future incremental tariffs. In response to the decision on IEEPA tariffs, the U.S. President issued an executive order imposing incremental 10% tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026 (“Section 122 Tariffs”). Our financial outlook assumes Section 122 Tariffs continue through July 2026 before returning to rates approximate to levels that were in place prior to the U.S. Supreme Court’s tariff ruling on IEEPA. However, further trade policy actions are very uncertain and volatile. We continue to closely monitor and evaluate the changing tariff and trade restrictions and the potential impacts of these decisions on our business plans for 2026 and any potential impacts on consumer demand.

Geopolitical Uncertainty | We sell our products in 115 countries, and our ability to sell, import into and produce in certain markets is impacted by ongoing geopolitical tensions. The current domestic and international political environment, including volatile trade relations and heightened military action and diplomacy in the Middle East, have contributed to uncertainty surrounding the future state of the global economy.

The conflict in the Middle East, which broke out in late February 2026, has resulted in volatility in energy and transportation costs and heightened risk across international supply chains. These conditions have already resulted in cancellations of orders as well as reductions of forecasted orders for our Middle East distributor markets. Further potential impacts include softening of global consumer confidence and spending levels, increases to product input costs with exposure beginning in our Spring 2027 season, as well as disruptions to our supply chain, which may result in increased lead times, increased freight and logistics costs, order cancellations, customer accommodations for inventory that may be delivered late, and factory production disruptions, including potential energy availability issues and potential input bottlenecks. We continue to closely monitor the situation. The duration, scope and our ability to effectively respond to the impacts of the conflict could significantly impact our business plans for 2026.

Macroeconomic Pressures | The current global macroeconomic environment is creating a complex and challenging retail environment and has had, and may continue to have, a negative impact on consumer and customer behavior and demand for our products. These pressures may result in moderation of or a slowdown in our international businesses. In the U.S., targeted price increases for the U.S. Spring 2026 and
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 20

Fall 2026 seasons may further impact demand for our products as end consumers weigh discretionary spending and wholesale customers rationalize their open-to-buy budgets.

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

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended March 31,
(in thousands, except for percentage of net sales and per share amounts)	2026		2025
Net sales	$779,013	100.0%	$778,452	100.0%
Cost of sales	384,051	49.3%	382,395	49.1%
Gross profit	394,962	50.7%	396,057	50.9%
Selling, general and administrative expenses	357,137	45.8%	354,471	45.5%
Net licensing income	4,168	0.5%	4,922	0.6%
Operating income	41,993	5.4%	46,508	6.0%
Interest income, net	4,883	0.6%	6,817	0.9%
Other non-operating income, net	397	0.1%	1,551	0.2%
Income before income tax	47,273	6.1%	54,876	7.0%
Income tax expense	12,965	1.7%	12,628	1.6%
Net income	$34,308	4.4%	$42,248	5.4%

Diluted earnings per share	$0.65		$0.75
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 21

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$690,149	$(20,782)	$669,367	$683,121	1%	(2)%
SOREL	37,163	(817)	36,346	42,205	(12)%	(14)%
prAna	26,661	(6)	26,655	28,114	(5)%	(5)%
Mountain Hardwear	25,040	(125)	24,915	25,012	—%	—%
Total	$779,013	$(21,730)	$757,283	$778,452	—%	(3)%

Product category net sales:
Apparel, accessories and equipment	$623,093	$(15,832)	$607,261	$628,820	(1)%	(3)%
Footwear	155,920	(5,898)	150,022	149,632	4%	—%
Total	$779,013	$(21,730)	$757,283	$778,452	—%	(3)%

Channel net sales:
Wholesale	$401,072	$(13,455)	$387,617	$399,769	—%	(3)%
Direct-to-consumer	377,941	(8,275)	369,666	378,683	—%	(2)%
Total	$779,013	$(21,730)	$757,283	$778,452	—%	(3)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales were relatively flat, reflecting strength of the Columbia brand across most of our international markets and channels within those markets, offset by underlying weakness in the U.S., primarily in the Columbia and SOREL brands across channels. Net sales included a favorable 280 basis point impact from foreign currency translation.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages and basis points)	2026	2025	Change
Gross profit	$394,962	$396,057	$(1,095)	—%
Gross margin	50.7%	50.9%	-20 bps

Gross margin contracted primarily due to an unfavorable decrease in channel profitability driven by a 310 basis point unmitigated impact of incremental U.S. tariffs, partially offset by mitigation tactics, which primarily included targeted price increases for our Spring 2026 product lines.

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages and basis points)	2026	2025	Change
Selling, general and administrative expenses	$357,137	$354,471	$2,666	1%
Selling, general and administrative expenses as percent of net sales	45.8%	45.5%	30 bps
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 22

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses, reflecting higher DTC brick-and-mortar expenses, including the impact of new stores and variable expenses; and
•an unfavorable impact from foreign currency translation; partially offset by
•lower expenses in targeted areas of the business resulting from our Profit Improvement Program actions taken last year.

Interest Income, Net. Interest income, net is summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	Change
Interest income, net	$4,883	$6,817	$(1,934)	(28)%
Interest income, net as a percent of net sales	0.6%	0.9%

Interest income, net, decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	Change
Income tax expense	$12,965	$12,628	$337	3%
Effective income tax rate	27.4%	23.0%

Our effective income tax rate increased primarily due to an expense related to share-based compensation for the three months ended March 31, 2026, compared to a benefit related to a decrease in accrued foreign withholding taxes included in the three months ended March 31, 2025.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net sales by reportable segment are summarized in the following table:

	Three Months Ended March 31,
(in thousands, except for percentage changes)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$422,454	$—	$422,454	$471,181	(10)%	(10)%
LAAP	160,243	(3,248)	156,995	$152,210	5%	3%
EMEA	145,349	(15,709)	129,640	$107,480	35%	21%
Canada	50,967	(2,773)	48,194	$47,581	7%	1%
	$779,013	$(21,730)	$757,283	$778,452	—%	(3)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 23

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
U.S.	$49,012	$65,954	$(16,942)
LAAP	26,895	26,330	565
EMEA	28,151	18,978	9,173
Canada	8,220	8,963	(743)
Total segment operating income	112,278	120,225	(7,947)
Unallocated corporate expenses	70,285	73,717	(3,432)
Operating income	$41,993	$46,508	$(4,515)

U.S.

U.S. segment operating income decreased $16.9 million to $49.0 million, or 11.6% of net sales, for the first quarter of 2026 from $66.0 million, or 13.9% of net sales, for the comparable period in 2025. The decrease in U.S. segment operating income was driven primarily by decreased net sales and gross profit, partially offset by decreased segment SG&A expenses.

U.S. net sales decreased $48.7 million, or 10%, for the first quarter of 2026, compared to the same period in 2025, driven by decreased net sales in our U.S. wholesale and DTC businesses. We attribute the decline in our U.S. business to a combination of ongoing challenges as we seek to elevate the Columbia brand in the U.S. marketplace and external factors, including geopolitical uncertainty and a difficult macroeconomic environment weighing on consumer sentiment. In addition, results were impacted by inventory supply constraints resulting from our decision to curtail Fall 2025 inventory purchases as a precautionary measure following prior-year U.S. tariff announcements. The decline in our U.S. DTC business was broad-based across the U.S. DTC e-commerce and brick-and-mortar businesses. The decline in our U.S. DTC brick-and-mortar business was further impacted by lower clearance sales, primarily reflecting cleaner inventories and the closure of temporary clearance locations, as well as decreased productivity from existing stores. As of March 31, 2026, our U.S. DTC brick-and-mortar business operated 170 retail stores, compared to 169 retail stores for the comparable period in 2025.

U.S. segment gross margin contracted to 48.4% for the first quarter of 2026 from 49.1% for the comparable period in 2025 due to an unfavorable decrease in channel profitability driven by a 580 basis point unmitigated impact of incremental U.S. tariffs, partially offset by mitigation tactics, which primarily included targeted price increases for our Spring 2026 product lines. U.S. segment SG&A expenses increased as a percentage of net sales to 32.5% for the first quarter of 2026, compared to 31.1% for the same period in 2025, driven primarily by fixed SG&A deleverage on decreased net sales. In total, U.S. segment SG&A expenses decreased 6.3% for the first quarter of 2026, as compared to the same period in 2025.

LAAP

LAAP segment operating income increased $0.6 million to $26.9 million, or 16.8% of net sales, for the first quarter of 2026 from $26.3 million, or 17.3% of net sales, for the comparable period in 2025.

LAAP net sales increased $8.0 million, or 5% (3% constant-currency), for the first quarter of 2026, compared to the same period in 2025, driven primarily by growth in our China, LAAP distributor and Korea businesses, partially offset by a decline in our Japan business. The growth in China net sales was driven primarily by our China wholesale business, partially aided by earlier wholesale shipment timing. We believe the China net sales growth was further aided by the execution of our unique marketplace strategies, as well as favorable market conditions driving outdoor category growth in China. The growth in LAAP distributor net sales was driven by strong growth in our distributor orders as compared to the same period in the prior year. The growth in Korea net sales was broad-based across all channels, which we believe was attributable to the execution of our marketplace strategies, including unique marketing activations, and improving outdoor category trends, compared to the same period in 2025. The decline in Japan net sales primarily reflected the impact of decreased inbound international tourism and later wholesale shipment timing, compared to the same period in 2025.

LAAP segment gross margin expanded to 56.9% for the first quarter of 2026 from 56.5% for the comparable period in 2025. LAAP segment SG&A expenses increased as a percentage of net sales to 35.4% for the first quarter of 2026, compared to 34.9% for the same period in 2025, primarily driven by unfavorable impacts from foreign currency translation. In total, LAAP segment SG&A expenses increased 6.9% for the first quarter of 2026, as compared to the same period in 2025.
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 24

EMEA

EMEA segment operating income increased $9.2 million to $28.2 million, or 19.4% of net sales, for the first quarter of 2026 from $19.0 million, or 17.7% of net sales, for the comparable period in 2025. The increase in EMEA segment operating income was driven primarily by increased net sales and gross profit, partially offset by increased segment SG&A expenses.

EMEA net sales increased $37.9 million, or 35% (21% constant-currency), for the first quarter of 2026, compared to the same period in 2025, driven by growth in our Europe-direct and EMEA distributor businesses. The growth in Europe-direct net sales was fueled by strong Europe-direct DTC performance, partially reflecting promotional activity, and healthy Europe-direct wholesale sales, partially reflecting earlier wholesale shipment timing. Europe-direct's DTC brick-and-mortar business drove particularly strong growth for the first quarter of 2026, reflecting increased productivity from existing stores, as well as contributions from new stores. Results across all channels reflected robust demand for winter season products and ample inventory availability. We believe Europe-direct net sales growth across channels was also attributable to the execution of our marketplace strategies, including marketing activations. The growth in EMEA distributor net sales was driven primarily by earlier wholesale shipment timing and healthy growth in our distributor orders, as compared to the same period in 2025.

EMEA segment gross margin expanded to 51.5% for the first quarter of 2026 from 50.8% for the comparable period in 2025, driven primarily by a favorable increase in channel profitability reflecting lower outbound shipping expenses and favorable sales mix, as well as a favorable increase in channel and regional net sales mix reflecting a higher portion of Europe-direct DTC sales, partially offset by higher Europe-direct DTC promotional activity. EMEA segment SG&A expenses decreased as a percentage of net sales to 28.9% for the first quarter of 2026, compared to 29.9% for the same period in 2025, primarily driven by fixed SG&A leverage on increased net sales. In total, EMEA segment SG&A expenses increased 30.9% for the first quarter of 2026, as compared to the same period in 2025, driven primarily by unfavorable impacts from foreign currency translation and higher DTC brick-and-mortar expenses, including personnel expenses and variable expenses from higher DTC sales.

Canada

Canada segment operating income decreased $0.7 million to $8.2 million, or 16.1% of net sales, for the first quarter of 2026 from $9.0 million, or 18.8% of net sales, for the comparable period in 2025. Canada net sales increased $3.4 million, or 7% (1% constant-currency), for the first quarter of 2026, compared to the same period in 2025, driven by our Canada DTC brick-and-mortar business, reflecting increased productivity from existing stores and strong demand for winter season products, partially aided by promotional activity in the first quarter of 2026, compared to the same period in 2025.

Canada segment gross margin contracted to 48.1% for the first quarter of 2026 from 50.9% for the comparable period in 2025, driven primarily by an unfavorable decrease in channel profitability reflecting higher closeout sales at lower margins. Canada segment SG&A expenses increased as a percentage of net sales to 24.4% for the first quarter of 2026, compared to 24.3% for the same period in 2025. In total, Canada segment SG&A expenses increased 7.7% for the first quarter of 2026, as compared to the same period in 2025.

Unallocated corporate expenses

Unallocated corporate expenses decreased by $3.4 million to $70.3 million for the first quarter of 2026 from $73.7 million for the comparable period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents, short-term investments, and available committed credit lines. Our liquidity is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand. Our cash position is also impacted by our capital allocation approach. In addition, our cash position is impacted by incremental tariff costs for U.S. product, which may fluctuate based on changes in trade policies. While we currently project having adequate liquidity to meet our short-term and long-term working capital needs, we have a $500.0 million committed credit facility on which we can draw, should it be needed, until we receive cash receipts in the fourth quarter. Refer to "Sources of Liquidity" below for further information regarding our domestic credit facility.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 25

Cash Flow Activities

Cash flows are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(77,542)	$(32,038)	$(45,504)
Investing activities	124,573	(61,431)	186,004
Financing activities	(169,639)	(118,649)	(50,990)
Net effect of exchange rate changes on cash	(79)	3,588	(3,667)
Net decrease in cash and cash equivalents	$(122,687)	$(208,530)	$85,843

The change in cash flows used in operating activities for the three months ended March 31, 2026 was primarily driven by a $42.9 million increase in cash used in changes in assets and liabilities. The most significant comparative change in assets and liabilities was driven by changes in Accounts payable. The $30.3 million increase in cash used in Accounts payable was driven primarily by the timing of receipt and payment of invoices.

The change in cash flows provided by investing activities was primarily driven by lower purchases of short-term investments for the three months ended March 31, 2026, as compared to the same period in 2025.

The change in cash flows used in financing activities was primarily driven by higher share repurchases of common stock for the three months ended March 31, 2026, as compared to the same period in 2025.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of March 31, 2026, we had cash and cash equivalents of $319.3 million and short-term investments of $216.0 million, compared to $442.0 million and $348.8 million, respectively, as of December 31, 2025.

Committed credit facilities

In March 2026, we terminated our prior domestic credit agreement and, simultaneously, entered into a new Domestic Credit Agreement which provides for up to $500.0 million of borrowings pursuant to an unsecured, committed revolving credit facility. As of March 31, 2026, we were in compliance with all associated covenants and there was no balance outstanding under the facility. Refer to Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Further, as of March 31, 2026, our European subsidiary had available an unsecured, committed overdraft facility, which provides for borrowings up to €3.0 million (approximately US$3.4 million). There was no balance outstanding under the facility.

Uncommitted credit facilities

As of March 31, 2026, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$78.3 million. There were no balances outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash and cash equivalents, short-term investments, cash flows from operations and, if needed, borrowings from our existing credit facilities, lines of credit and overdraft facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 26

the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of March 31, 2026, our inventory balance decreased to $624.0 million, from $689.5 million as of December 31, 2025, primarily resulting from our decision to curtail Fall 2025 inventory purchases as a precautionary measure following prior-year U.S. tariff announcements and to better align inventory supply with anticipated seasonal demand. The decrease was partially offset by approximately $25 million of incremental tariff costs. We believe older season inventories represent a manageable portion of our total inventory mix.

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

Other cash commitments

Our inventory purchase obligations were $618.3 million as of March 31, 2026, compared to $523.8 million as of December 31, 2025.

There have been no other significant changes to our other cash commitments as described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no significant changes in our significant accounting policies described in Note 2 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 27

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of March 31, 2026 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 28

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property, contractual agreements, and various regulatory compliance activities. Refer to Note 9 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In December 2025, we filed a lawsuit in the CIT challenging the legality of incremental tariffs and seeking a refund of incremental tariffs we paid. We filed a Consent Motion to Consolidate this case with related cases under AGS Company Automotive Solutions v. United States Customs and Border Protection et al. To facilitate the administration of new cases that continue to be filed challenging the imposition of incremental tariffs, the case was stayed pending the final outcome of V.O.S. Selections, Inc. v. United States (“V.O.S”). On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under IEEPA were unconstitutional. Subsequently, the CIT ruled that the collected tariffs in question shall be refunded in accordance with the law. The CBP has issued an official notice and launched a special tariff refund program to facilitate such refunds. We have begun the process of requesting refunds for amounts paid for IEEPA tariffs. At the time the IEEPA tariffs were ruled unconstitutional, we had already paid approximately $80 million of IEEPA tariffs. As of March 31, 2026, approximately $55 of that amount has been realized through cost of sales, with the remainder in inventory. However, as of March 31, 2026, we did not recognize any tariff refunds in our unaudited condensed consolidated financial statements as we were unable to assert loss recovery is probable due to the uncertainty surrounding the tariff refund program. As of the date of this filing, we have not received any portion of the IEEPA tariff refunds which we requested.

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

The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•Result in a misalignment between demand and supply, as has occurred in our cancellation of product orders in advance of the Fall 2025 season (see "Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect Our Gross Margin");
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
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 29

•Impact previous business assumptions (see "We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate" and "Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect Our Gross Margin");
•Cause an increase in promotional activity in the U.S. marketplace to offset price increases ( "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings.");
•Cause currency rate fluctuations, as has occurred (see “Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings”);
•Result in rising costs across our U.S. operations;
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.

In addition, the impact of U.S. global trade policy changes may also exacerbate other risks discussed in this Item 1A, any of which could have a material adverse effect on our results of operations, financial condition or cash flows. New or increased tariffs or other alternative measures, retaliatory actions, or anti-American sentiment could also exacerbate the risks outlined above and in this Item 1A. The current trade environment is dynamic in nature. Significant uncertainty remains regarding whether and how the prior incremental tariffs that we have paid will be refunded by the U.S. government and the tariff rates that will apply to our U.S. imports in the near and long-term from additional alternative measures pursued by the U.S. government to preserve revenues from foreign imports. The timing, scope and form of such measures are unknown and may lead to additional volatility and uncertainty in the global markets.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 30

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 31

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 32

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

We also receive and distribute our products through third-party operated distribution facilities internationally and domestically. We depend on these third parties to manage the operation of their distribution facilities as necessary to meet our business needs. If the third parties fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions or we could incur additional expense. Transitions within our distribution network amongst third-party distribution partners, such as is currently occurring with the transition of the operation of our distribution center in France, exacerbates this risk.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 33

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 34

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 35

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

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, sustainability regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick-and-mortar stores,
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 36

our workforce, and our cost of doing business (including the cost of freight and logistics and raw materials) may be impacted by these events should they occur and laws and regulations that are enacted in response to such events. The current conflict in the Middle East has the potential to exacerbate these risks as it impacts the cost of oil throughout the globe. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, as well as in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the U.S. and other markets. Moreover, goods suspected of being manufactured with forced labor could be blocked from importation into the U.S. or other countries, which could materially impact sales.

In connection with the United Kingdom's exit from the European Union (commonly referred to as "Brexit"), on December 24, 2020, the European Union ("E.U.") and the United Kingdom ("U.K.") reached an agreement, the E.U.-U.K. Trade and Cooperation Agreement, to govern aspects of the relationship of the E.U. and U.K. following Brexit. As a result of no longer having "free circulation" between the U.K. and the E.U., we have incurred and will continue to incur additional duties. We are investing in a third-party distribution center in the U.K. to mitigate these additional costs beginning in the second quarter of 2026.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 37

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 38

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

We Have Implemented a Shared Services Model.

Over the last several years, we have invested in a shared services model under which certain of our operations, including certain finance and information technology functions, are performed by teams around the globe. We may not achieve the expected or desired synergies or other benefits of implementing shared services. In addition, the operation and continued expansion of the shared services model could lead to operational challenges, inefficiencies, or increased costs, any of which may have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 39

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of March 31, 2026, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled greater than 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through March 31, 2026, our Board of Directors has authorized the repurchase of $2.6 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of March 31, 2026, we had repurchased 43.5 million shares at an aggregate purchase price of $2,323.5 million, and had $276.5 million remaining available under the share repurchase program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 40

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2026 through January 31, 2026	—	$—	—	$426.5
February 1, 2026 through February 28, 2026	1,587,042	$63.01	1,587,042	$326.5
March 1, 2026 through March 31, 2026	911,643	$54.85	911,643	$276.5
Total	2,498,685	$60.03	2,498,685	$276.5

ITEM 5.	Other Information

Securities Trading Plans

On February 20, 2026, Jim Swanson, an officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the "Plan"). The Plan calls for the disposition of 3,907 and 4,033 stock options (the "Awards") granted January 26, 2017 and July 20, 2017, respectively. The Plan will expire on the earlier of (a) July 31, 2026, (b) the first date on which all trades have been executed, or (c) as soon as practicable following the date of any written notices resulting in plan termination.

No other "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the first quarter of 2026.

ITEM 6.	EXHIBITS

(a) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated herein by reference.

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 41

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
10.1
Credit Agreement dated March 19, 2026, among Columbia Sportswear Company, JPMorgan Chase Bank, National Association, as the administrative agent for lenders and as a lender, and the other lenders party thereto (incorporated by reference to exhibit 10.1 to the Company's Form 8-K, filed on March 20, 2026) (File No. 000-23939).

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 42

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	May 7, 2026	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q1 2026 FORM 10-Q | 43