Form 10-Q
period 2026-06-30
COLUMBIA SPORTSWEAR CO
filed 2026-08-06
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
The number of shares outstanding of the registrant's common stock on July 24, 2026 was 51,193,194.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "intend", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, manufacturing locations of our inventory, our ability to import product, inventory mix, the continued licensing of certain of our proprietary rights, the impact of artificial intelligence on our business, consumer and customer spending and preferences, the performance of our international businesses, the impact of tariffs, international trade policy and the economic and geopolitical environment, including the impacts of the conflict in the Middle East, consumer and customer behaviors and expectations and our ability to serve and retain existing, value-oriented consumers while attracting new consumers, product price elasticities resulting from price increases, the effect of our pricing, promotional and segmentation strategies, the impact of seasonal trends, the effectiveness of our risk management strategies, the performance and expected benefits of our Profit Improvement Program, the Columbia brand ACCELERATE Growth Strategy and our increased investment in demand creation, as well as our other company wide strategic priorities, effectiveness of our marketing campaigns, the countries from which we expect to source raw materials, capital expenditures, and our short and long-term cash needs and our ability to meet those needs.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(in thousands)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$532,305	$442,028
Short-term investments	92,296	348,766
Accounts receivable, net of allowance of $5,143, and $4,665, respectively	271,275	403,168
Inventories	874,767	689,456
Prepaid expenses and other current assets	95,149	89,080
Total current assets	1,865,792	1,972,498
Property, plant and equipment, net of accumulated depreciation of $773,984, and $764,024, respectively	266,595	279,131
Operating lease right-of-use assets	411,489	425,492
Intangible assets, net	71,221	71,221
Goodwill	5,694	5,694
Deferred income taxes	102,555	108,127
Other non-current assets	74,563	66,330
Total assets	$2,797,909	$2,928,493
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$473,208	$385,599
Accrued liabilities	188,888	278,421
Operating lease liabilities	84,029	88,501
Income taxes payable	2,414	8,293
Total current liabilities	748,539	760,814
Non-current operating lease liabilities	377,215	389,188
Income taxes payable	16,234	15,076
Deferred income taxes	2,123	1,033
Other long-term liabilities	52,196	52,239
Total liabilities	1,196,307	1,218,350
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 51,193, and 53,495 issued and outstanding, respectively	8,178	—
Retained earnings	1,657,757	1,775,796
Accumulated other comprehensive loss	(64,333)	(65,653)
Total shareholders' equity	1,601,602	1,710,143
Total liabilities and shareholders' equity	$2,797,909	$2,928,493

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net sales	$614,362	$605,246	$1,393,375	$1,383,698
Cost of sales	255,930	308,138	639,981	690,533
Gross profit	358,432	297,108	753,394	693,165
Selling, general and administrative expenses	332,191	325,628	689,328	680,099
Net licensing income	4,643	4,929	8,811	9,851
Operating income (loss)	30,884	(23,591)	72,877	22,917
Interest income, net	6,216	4,838	11,099	11,655
Other non-operating income (expense), net	(815)	2,164	(418)	3,715
Income (loss) before income tax	36,285	(16,589)	83,558	38,287
Income tax expense (benefit)	9,732	(6,393)	22,697	6,235
Net income (loss)	$26,553	$(10,196)	$60,861	$32,052

Earnings (loss) per share:
Basic	$0.52	$(0.19)	$1.17	$0.58
Diluted	$0.52	$(0.19)	$1.17	$0.58
Weighted average shares outstanding:
Basic	51,170	54,777	51,894	55,253
Diluted	51,264	54,777	51,980	55,395

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$26,553	$(10,196)	$60,861	$32,052
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $0, $0, $31, and $26, respectively)	—	—	(95)	(84)
Change in derivative transactions (net of tax effects of $(884), $8,156, $(3,898) and $11,139, respectively)	2,634	(25,946)	12,799	(33,904)
Foreign currency translation adjustments (net of tax effects of $453, $(5,342), $1,572 and $(5,565), respectively)	(2,382)	20,550	(11,384)	30,363
Other comprehensive income (loss)	252	(5,396)	1,320	(3,625)
Comprehensive income (loss)	$26,805	$(15,592)	$62,181	$28,427

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$60,861	$32,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	27,505	27,931
Non-cash lease expense	45,384	41,274
Provision for uncollectible accounts receivable	860	1,786
Deferred income taxes	4,255	(340)
Share-based compensation	13,514	11,799
Other, net	2,730	(2,200)
Changes in operating assets and liabilities:
Accounts receivable	128,016	136,579
Inventories	(191,602)	(218,102)
Prepaid expenses and other current assets	(885)	(27,561)
Other assets	(4,126)	2,546
Accounts payable	92,146	88,004
Accrued liabilities	(86,956)	(89,215)
Income taxes payable	(5,024)	(28,489)
Operating lease assets and liabilities	(48,049)	(42,432)
Other liabilities	(1,172)	3,482
Net cash provided by (used in) operating activities	37,457	(62,886)
Cash flows from investing activities:
Purchases of short-term investments	(84,142)	(261,449)
Sales and maturities of short-term investments	347,230	402,067
Capital expenditures	(25,813)	(30,036)
Net cash provided by investing activities	237,275	110,582
Cash flows from financing activities:
Payment of line of credit issuance fees	(843)	—
Proceeds from issuance of common stock related to share-based compensation	2,523	5,111
Tax payments related to share-based compensation	(4,414)	(5,656)
Repurchase of common stock	(150,000)	(131,687)
Cash dividends paid	(30,966)	(33,030)
Net cash used in financing activities	(183,700)	(165,262)
Net effect of exchange rate changes on cash	(755)	13,501
Net increase (decrease) in cash and cash equivalents	90,277	(104,065)
Cash and cash equivalents, beginning of period	442,028	531,869
Cash and cash equivalents, end of period	$532,305	$427,804
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$39,521	$72,590
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$6,012	$8,225

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, March 31, 2026	51,141	$—	$1,646,555	$(64,585)	$1,581,970
Net income	—	—	26,553	—	26,553
Other comprehensive income	—	—	—	252	252
Cash dividends ($0.30 per share)	—	—	(15,351)	—	(15,351)
Issuance of common stock related to stock-based compensation, net	52	1,290	—	—	1,290
Share-based compensation expense	—	6,854	—	—	6,854
Excise taxes related to repurchase of common stock	—	34	—	—	34
Balance, June 30, 2026	51,193	$8,178	$1,657,757	$(64,333)	$1,601,602

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, March 31, 2025	55,169	$—	$1,771,218	$(61,451)	$1,709,767
Net loss	—	—	(10,196)	—	(10,196)
Other comprehensive loss	—	—	—	(5,396)	(5,396)
Cash dividends ($0.30 per share)	—	—	(16,430)	—	(16,430)
Issuance of common stock related to stock-based compensation, net	26	74	—	—	74
Share-based compensation expense	—	6,575	—	—	6,575
Repurchase of common stock	(426)	(6,376)	(23,873)	—	(30,249)
Excise taxes related to repurchase of common stock	—	(273)	—	—	(273)
Balance, June 30, 2025	54,769	$—	$1,720,719	$(66,847)	$1,653,872

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2025	53,495	$—	$1,775,796	$(65,653)	$1,710,143
Net income	—	—	60,861	—	60,861
Other comprehensive income	—	—	—	1,320	1,320
Cash dividends ($0.60 per share)	—	—	(30,966)	—	(30,966)
Issuance of common stock related to share-based compensation, net	197	(1,891)	—	—	(1,891)
Share-based compensation	—	13,514	—	—	13,514
Repurchase of common stock	(2,499)	(2,066)	(147,934)	—	(150,000)
Excise taxes related to repurchase of common stock	—	(1,379)	—	—	(1,379)
Balance, June 30, 2026	51,193	$8,178	$1,657,757	$(64,333)	$1,601,602

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2024	56,245	$—	$1,843,261	$(63,222)	$1,780,039
Net income	—	—	32,052	—	32,052
Other comprehensive loss	—	—	—	(3,625)	(3,625)
Cash dividends ($0.60 per share)	—	—	(33,030)	—	(33,030)
Issuance of common stock related to share-based compensation, net	202	(545)	—	—	(545)
Share-based compensation	—	11,799	—	—	11,799
Repurchase of common stock	(1,678)	(10,123)	(121,564)	—	(131,687)
Excise taxes related to repurchase of common stock	—	(1,131)	—	—	(1,131)
Balance, June 30, 2025	54,769	$—	$1,720,719	$(66,847)	$1,653,872

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2026 and December 31, 2025, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The December 31, 2025 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 8

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Three Months Ended June 30, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$276,509	$95,016	$106,486	$19,357	$497,368
Footwear	43,577	30,917	36,629	5,871	116,994
Total	$320,086	$125,933	$143,115	$25,228	$614,362
Channel net sales:
Wholesale	$124,137	$67,947	$116,178	$10,091	$318,353
Direct-to-consumer	195,949	57,986	26,937	15,137	296,009
Total	$320,086	$125,933	$143,115	$25,228	$614,362

	Three Months Ended June 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$291,406	$84,945	$96,435	$21,516	$494,302
Footwear	43,711	27,388	34,127	5,718	110,944
Total	$335,117	$112,333	$130,562	$27,234	$605,246
Channel net sales:
Wholesale	$137,921	$58,033	$107,590	$13,674	$317,218
Direct-to-consumer	197,196	54,300	22,972	13,560	288,028
Total	$335,117	$112,333	$130,562	$27,234	$605,246

	Six Months Ended June 30, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$629,214	$220,064	$212,977	$58,206	$1,120,461
Footwear	113,326	66,112	75,487	17,989	272,914
Total	$742,540	$286,176	$288,464	$76,195	$1,393,375
Channel net sales:
Wholesale	$313,237	$153,954	$212,518	$39,716	$719,425
Direct-to-consumer	429,303	132,222	75,946	36,479	673,950
Total	$742,540	$286,176	$288,464	$76,195	$1,393,375

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$685,039	$205,237	$173,418	$59,428	$1,123,122
Footwear	121,259	59,306	64,624	15,387	260,576
Total	$806,298	$264,543	$238,042	$74,815	$1,383,698
Channel net sales:
Wholesale	$356,755	$136,593	$181,596	$42,043	$716,987
Direct-to-consumer	449,543	127,950	56,446	32,772	666,711
Total	$806,298	$264,543	$238,042	$74,815	$1,383,698

CONTRACT BALANCES

As of June 30, 2026 and December 31, 2025, the Company did not have any contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

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

The following tables present segment financial information for the Company's reportable segments:

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$320,086	$125,933	$143,115	$25,228	$614,362
Cost of sales	102,268	59,518	81,483	12,661	255,930
Segment selling, general and administrative expenses	133,849	46,200	36,148	12,187	228,384
Other segment items(a)	15,946	6,879	5,077	3,408	31,310
Segment operating income (loss)	68,023	13,336	20,407	(3,028)	98,738
Reconciliation to income before income tax:
Unallocated corporate expenses					67,854
Operating income					30,884
Interest income, net					6,216
Other non-operating expense, net					(815)
Income before income tax					$36,285
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
Reconciliation to loss before income tax:
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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$742,540	$286,176	$288,464	$76,195	$1,393,375
Cost of sales	320,257	128,634	151,979	39,111	639,981
Segment selling, general and administrative expenses	271,259	102,957	78,205	24,611	477,032
Other segment items(a)	33,989	14,354	9,722	7,281	65,346
Segment operating income	117,035	40,231	48,558	5,192	211,016
Reconciliation to income before income tax:
Unallocated corporate expenses					138,139
Operating income					72,877
Interest income, net					11,099
Other non-operating expense, net					(418)
Income before income tax					$83,558
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

The following table presents segment depreciation and amortization expense information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization expense:
U.S.	$6,412	$6,642	$12,537	$12,742
LAAP	1,615	1,640	3,265	3,179
EMEA	1,280	1,158	2,569	2,212
Canada	771	812	1,529	1,522
Unallocated corporate expense	3,736	4,214	7,605	8,276
	$13,814	$14,466	$27,505	$27,931

The following table presents segment asset information:

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 12

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	As of
(in thousands)	June 30, 2026	December 31, 2025
Inventories:
U.S.	$524,339	$416,041
LAAP	142,263	118,633
EMEA	132,545	106,508
Canada	75,620	48,274
Total segment assets	874,767	689,456
All other assets	1,923,142	2,239,037
Total assets	$2,797,909	$2,928,493

CONCENTRATIONS

No single customer accounted for 10% or more of Net sales for the three and six months ended June 30, 2026 and 2025.

NOTE 4 — SHARE-BASED COMPENSATION

At its Annual Meeting held on June 10, 2026, the Company's shareholders approved the Company's Amended and Restated 2020 Stock Incentive Plan (the "Amended Plan"), and the Amended Plan became effective on that date. The Amended Plan provides for equity-based awards covering up to 9 million shares of the Company's common stock, an increase of 4.5 million shares from the 4.5 million shares previously authorized for issuance under the 2020 Stock Incentive Plan (including the maximum 1.5 million shares that previously became available for issuance from the Company's 1997 Stock Incentive Plan). As of June 30, 2026, 5,893,262 shares were available for future grants under the Amended Plan.

The Amended Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other share-based or cash-based awards to officers, executives, key employees, and nonemployee members of the Company's Board of Directors. The Company uses original issuance shares to satisfy share-based payments.

SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense, which is primarily recorded in Selling, general, and administrative ("SG&A") expenses, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Share-based compensation expense - equity awards	$6,854	$6,575	$13,514	$11,799
Share-based compensation expense - liability awards	290	163	480	446
Total	$7,144	$6,738	$13,994	$12,245

STOCK OPTIONS

During the six months ended June 30, 2026, the Company granted a total of 252,530 stock options at a weighted average grant date fair value of $12.95 per option. As of June 30, 2026, unrecognized costs related to outstanding stock options, which are net of estimated forfeitures, totaled $6.2 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.69 years.

RESTRICTED STOCK UNITS

Time-Based Restricted Stock Units

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
During the six months ended June 30, 2026, the Company granted 498,398 time-based restricted stock units ("time-based RSUs") at a weighted average grant date fair value of $57.64 per time-based RSU. As of June 30, 2026, unrecognized costs related to outstanding time-based RSUs, which are net of estimated forfeitures, totaled $46.4 million, before any related tax benefit. These unrecognized costs related to time-based RSUs are expected to be recognized over a weighted average period of 2.92 years.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2026, the Company granted 41,856 performance-based restricted stock units (“performance-based RSUs”), at a weighted average grant date fair value of $58.81 per performance-based RSU. As of June 30, 2026, unrecognized costs related to outstanding performance-based RSUs, which are net of estimated forfeitures and reflect achievement of performance forecasted as of the balance sheet date, totaled $2.1 million, before any related tax benefit. These unrecognized costs related to performance-based RSUs are expected to be recognized over a weighted average period of 1.70 years.

Market-Based Restricted Stock Units

During the six months ended June 30, 2026, the Company granted 36,587 market-based restricted stock units (“market-based RSUs”) at a weighted average grant date fair value of $75.82 per market-based RSU. As of June 30, 2026, unrecognized costs related to outstanding market-based RSUs, which are net of estimated forfeitures, totaled $3.5 million, before any related tax benefit. These unrecognized costs related to market-based RSUs are expected to be recognized over a weighted average period of 1.71 years.

Market-Based Long-Term Cash Awards

During the six months ended June 30, 2026, the Company issued long-term cash awards to certain of its executive officers with a target value of $1.6 million that includes both a market and time-based vesting condition. As of June 30, 2026, the fair value of all outstanding market-based long-term cash awards was $3.3 million and the Company had unrecognized compensation costs of $2.0 million. These unrecognized costs are expected to be recognized over a weighted average period of 1.72 years.

NOTE 5 — EARNINGS (LOSS) PER SHARE

Earnings (loss) per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	51,170	54,777	51,894	55,253
Effect of dilutive stock options and restricted stock units	94	—	86	142
Weighted average common shares outstanding, used in computing diluted earnings (loss) per share	51,264	54,777	51,980	55,395

Earnings (loss) per share:
Basic	$0.52	$(0.19)	$1.17	$0.58
Diluted	$0.52	$(0.19)	$1.17	$0.58

Weighted average common shares excluded (1)	2,574	2,929	2,469	2,230
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
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)
Customer relationships	(23,000)	(23,000)
Accumulated amortization	(37,198)	(37,198)
Net carrying amount	—	—
Intangible assets with indefinite lives	71,221	71,221
Intangible assets, net	$71,221	$71,221

Intangible assets subject to amortization were fully amortized as of June 30, 2026 and December 31, 2025.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 15

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements subsidiaries to incur additional indebtedness and liens, engage in mergers, acquisitions and dispositions, and engage in transactions with affiliates, as well as restrict the amount of certain payments, including dividends and share buybacks in the event the Company's funded debt ratio is greater than a set amount.

As of June 30, 2026, the Company was in compliance with all associated covenants. As of June 30, 2026 and December 31, 2025, there was no balance outstanding.

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

The Company’s outstanding payables under the SCF program were $121.0 million and $71.9 million as of June 30, 2026 and December 31, 2025, respectively, and were recorded within Accounts payable on the unaudited Condensed Consolidated Balance Sheets.

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

TARIFFS

On March 4, 2026, the U.S. Court of International Trade ("CIT") issued a ruling that importers that paid tariffs under the International Economic Powers Act ("IEEPA") are due refunds and directed U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to IEEPA duties. As of June 30, 2026, the Company received refunds of approximately $78 million for IEEPA tariffs previously paid, including interest. Of this amount, $62 million was recognized in earnings, including a benefit of $60 million recognized in cost of sales, and $15 million was recognized as a reduction to inventory.

NOTE 10 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2026, the Company's Board of Directors has authorized the repurchase of $2.6 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of June 30, 2026, the Company had repurchased 43.5 million shares for an aggregate purchase price of $2,323.5 million and had $276.5 million remaining available under the share repurchase program, excluding excise tax. During the six months ended June 30, 2026, the Company repurchased an aggregate of $150.0 million of common stock under this program, excluding excise tax. The Company did not repurchase common stock during the three months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company repurchased an aggregate of $30.2 million and $131.7 million, respectively, of common stock under this program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 16

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

The following tables set forth the changes in Accumulated other comprehensive loss:

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2026	$5,529	$(70,114)	$(64,585)
Other comprehensive income (loss) before reclassifications	2,377	(2,382)	(5)
Amounts reclassified from accumulated other comprehensive loss (1)	257	—	257
Net other comprehensive income (loss) during the period	2,634	(2,382)	252
Balance as of June 30, 2026	$8,163	$(72,496)	$(64,333)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2025	$15,436	$(76,887)	$(61,451)
Other comprehensive income (loss) before reclassifications	(24,065)	20,550	(3,515)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,881)	—	(1,881)
Net other comprehensive income (loss) during the period	(25,946)	20,550	(5,396)
Balance as of June 30, 2025	$(10,510)	$(56,337)	$(66,847)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2025	$95	$(4,636)	$(61,112)	$(65,653)
Other comprehensive income (loss) before reclassifications	—	12,710	(11,384)	1,326
Amounts reclassified from accumulated other comprehensive loss (1)	(95)	89	—	(6)
Net other comprehensive income (loss) during the period	(95)	12,799	(11,384)	1,320
Balance as of June 30, 2026	$—	$8,163	$(72,496)	$(64,333)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 17

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2024	$84	$23,394	$(86,700)	$(63,222)
Other comprehensive income (loss) before reclassifications	—	(29,975)	30,363	388
Amounts reclassified from accumulated other comprehensive loss (1)	(84)	(3,929)	—	(4,013)
Net other comprehensive income (loss) during the period	(84)	(33,904)	30,363	(3,625)
Balance as of June 30, 2025	$—	$(10,510)	$(56,337)	$(66,847)
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

The following table presents the gross notional amount of outstanding derivative instruments:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$767,833	$808,875
Derivative instruments not designated as hedges:
Currency forward contracts	$357,548	$261,805

As of June 30, 2026, $4.8 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 18

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Consolidated Statements of Operations are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of June 30, 2026, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $9.4 million as of June 30, 2026. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

		As of
(in thousands)	Balance Sheet Classification	June 30, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$10,634	$5,895
Currency forward contracts	Other non-current assets	$9,783	$2,788
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$5,987	$9,119
Currency forward contracts	Other long-term liabilities	$3,115	$5,732
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$3,219	$1,144
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$1,565	$676

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 19

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive loss, net of tax	—	$2,377	$(24,065)	$12,710	$(29,975)
Gain (loss) reclassified from accumulated other comprehensive loss to net income for the effective portion	Net sales	$6	$(39)	$38	$(480)
Gain (loss) reclassified from accumulated other comprehensive loss to net income for the effective portion	Cost of sales	$(298)	$2,535	$(35)	$5,666
Loss reclassified from accumulated other comprehensive loss to net income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	$—	$(54)	$—	$(54)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in net income	Other non-operating income (expense), net	$825	$(1,349)	$819	$(1,961)

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 20

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47,064	$—	$—	$47,064
U.S. government treasury bills	—	124,508	—	124,508
Commercial paper	—	34,428	—	34,428
Time deposits (1)	—	26,036	—	26,036
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. government treasury bills	—	89,610	—	89,610
Other short-term investments:
Money market funds	244	—	—	244
Mutual fund shares	2,442	—	—	2,442
Prepaid expenses and other current assets:
Derivative financial instruments	—	13,853	—	13,853
Other non-current assets:
Money market funds	3,576	—	—	3,576
Mutual fund shares	34,226	—	—	34,226
Derivative financial instruments	—	9,783	—	9,783
Total assets measured at fair value	$87,552	$298,218	$—	$385,770
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$7,552	$—	$7,552
Other long-term liabilities:
Derivative financial instruments	—	3,115	—	3,115
Total liabilities measured at fair value	$—	$10,667	$—	$10,667
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 21

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 22

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Part I, Item 1 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW

As a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products, our mission is to connect active people with their passions. We provide our products through our four brands: Columbia, SOREL, Mountain Hardwear, and prAna; and two major product categories consisting of apparel, accessories and equipment products, and footwear products. Apparel, accessories and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in 122 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year.

Company Wide Strategic Priorities

We are committed to investing in our company wide strategic priorities to:
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

ACCELERATE Growth Strategy

ACCELERATE is a growth strategy intended to elevate the Columbia brand (the "Brand") by targeting a younger and more active consumer while maintaining those consumers that have known and trusted Columbia to offer high quality products at an exceptional value. It is a multi-year effort centered around several consumer-centric shifts to the Brand, product and marketplace strategies, as well as enhanced ways of working.

To further the ACCELERATE Growth Strategy, the Columbia brand is sharpening its focus on areas that leverage our authenticity and heritage in outdoor performance and lifestyle. We believe successful operationalization of the ACCELERATE Growth Strategy can elevate the Brand and drive profitable growth.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 23

Business Environment and Trends

The Columbia brand in the U.S. | The Columbia brand in the U.S. has been under pressure due to numerous factors, including brand perception, changes in consumer trends, and an increasingly competitive environment. While product functionality, quality and value remain important elements for consideration for some consumers, other consumers have increasingly shifted their preferences to also incorporate versatility and style for everyday wear. Athletic, athleisure, emerging outdoor, and other brands have capitalized on this casualization and style trend in the historical outdoor space. The Columbia brand's ACCELERATE Growth Strategy is intended to overcome certain of these headwinds and elevate the consumers' perception of the Brand to bring younger and more active consumers into the Brand, all while continuing to serve historical value-oriented consumers and to fuel sustainable long-term growth.

To elevate consumers’ perception of the Columbia brand, in 2025, the Brand launched a new Brand marketing campaign, Engineered for Whatever, coupled with increased investment in demand creation, which we expect to maintain in seasons to come. Additionally, the Brand released new products designed with a younger, more active consumer in mind, and re-launched the U.S. Columbia.com website. These improvements, among others, are expected to elevate consumers' perception of the Columbia brand over time with the focus on younger and more active consumers becoming more pervasive and sustained within the Brand. The foundational shifts of the ACCELERATE Growth Strategy are starting to show tangible signs of traction with our target consumers. That said, we know it will take more time and work to bring the newness, innovation and elevated style to our product portfolio, marketing and distribution at the level we need in order to continue shifting consumers' perception of the Columbia brand in the U.S.

U.S. Tariffs | On March 4, 2026, the CIT issued a ruling that importers that paid tariffs under IEEPA are due refunds and directed the CBP to begin the refund process for all importers who were subject to IEEPA duties. During the second quarter of 2026, we began receiving refunds of IEEPA tariffs, with the majority of cash owed received in June 2026. As of June 30, 2026, we received refunds of approximately $78 million for IEEPA tariffs previously paid, including interest. Of this amount, $62 million was recognized in earnings, including a benefit of $60 million recognized in cost of sales and $2 million recognized as interest income, and $15 million was recognized as a reduction to inventory. The future period benefit to gross margin of the $15 million is expected to be largely offset by anticipated accommodations to certain third-party factory partners. We absorbed much of the impact of IEEPA tariff costs related to Fall 2025 as the costs were realized.

We continue to closely monitor and evaluate the changing tariff rates and trade restrictions and the potential impacts of these decisions on our business plans for 2026 and 2027 and any potential impacts on consumer demand.

Geopolitical Uncertainty | We sell our products in 122 countries, and our ability to sell, import into and produce in certain markets is impacted by ongoing geopolitical tensions. The current domestic and international political environment, including volatile trade relations and heightened military action and diplomacy in the Middle East, have contributed to uncertainty surrounding the future state of the global economy.

Macroeconomic Headwinds and Supply Chain Disruptions | The current global macroeconomic and geopolitical environment is creating a complex and challenging retail environment, which has, and may continue to have a negative impact on consumer and customer behavior and demand for our products.

The conflict in the Middle East, which broke out in late February 2026, has contributed to macroeconomic headwinds, including volatility in energy and transportation costs, and heightened risk across international supply chains. These conditions have, and may continue to, put pressure on discretionary spending and consumer sentiment, which could impact consumer demand in the second half of 2026, as well as contribute to declines of consumer traffic at retail, including our direct-to-consumer ("DTC") brick-and-mortar ("B&M") business. The ongoing conflict in the Middle East has also led to order cancellations and reductions of forecasted orders for our Middle East distributor markets.

Supply chain disruptions are expected to result in later receipt of Fall 2026 inventory and potentially limit our ability to fulfill wholesale orders and DTC demand. Additionally, a node within our supply chain has experienced congestion related to these events, which is contributing to our expectation of later Fall 2026 inventory receipts.

RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Part I, Item 1 of this Quarterly Report on Form 10-Q.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 24

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

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except for percentage of net sales and per share amounts)	2026		2025		2026		2025
Net sales	$614,362	100.0%	$605,246	100.0%	$1,393,375	100.0%	$1,383,698	100.0%
Cost of sales	255,930	41.7%	308,138	50.9%	639,981	45.9%	690,533	49.9%
Gross profit	358,432	58.3%	297,108	49.1%	753,394	54.1%	693,165	50.1%
Selling, general and administrative expenses	332,191	54.1%	325,628	53.8%	689,328	49.5%	680,099	49.2%
Net licensing income	4,643	0.8%	4,929	0.8%	8,811	0.6%	9,851	0.7%
Operating income (loss)	30,884	5.0%	(23,591)	(3.9)%	72,877	5.2%	22,917	1.7%
Interest income, net	6,216	1.0%	4,838	0.8%	11,099	0.8%	11,655	0.8%
Other non-operating income (expense), net	(815)	(0.1)%	2,164	0.4%	(418)	—%	3,715	0.3%
Income (loss) before income tax	36,285	5.9%	(16,589)	(2.7)%	83,558	6.0%	38,287	2.8%
Income tax expense (benefit)	9,732	1.6%	(6,393)	(1.1)%	22,697	1.6%	6,235	0.5%
Net income (loss)	$26,553	4.3%	$(10,196)	(1.7)%	$60,861	4.4%	$32,052	2.3%

Diluted earnings (loss) per share	$0.52		$(0.19)		$1.17		$0.58
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 25

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$556,226	$(921)	$555,305	$548,345	1%	1%
SOREL	16,282	(38)	16,244	18,826	(14)%	(14)%
prAna	23,325	(2)	23,323	20,537	14%	14%
Mountain Hardwear	18,529	94	18,623	17,538	6%	6%
Total	$614,362	$(867)	$613,495	$605,246	2%	1%

Product category net sales:
Apparel, accessories and equipment	$497,368	$(370)	$496,998	$494,302	1%	1%
Footwear	116,994	(497)	116,497	110,944	5%	5%
Total	$614,362	$(867)	$613,495	$605,246	2%	1%

Channel net sales:
Wholesale	$318,353	$(798)	$317,555	$317,218	—%	—%
Direct-to-consumer	296,009	(69)	295,940	288,028	3%	3%
Total	$614,362	$(867)	$613,495	$605,246	2%	1%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increased, reflecting growth of the Columbia brand across most of our international markets, led by our international distributor and DTC e-commerce businesses, partially offset by continued softness in the U.S., primarily in the Columbia and SOREL brands across channels within those brands.

Our global footwear net sales increased, reflecting growth of the Columbia brand across most regions, led by the U.S., partially offset by declines in the SOREL brand.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages and basis points)	2026	2025	Change
Gross profit	$358,432	$297,108	$61,324	21%
Gross margin	58.3%	49.1%	920 bps

Gross margin expanded primarily due to an approximate 980 bps benefit from the recovery of IEEPA tariffs previously paid, partially offset by an unfavorable decrease in channel profitability resulting from increased promotional activity within DTC B&M.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 26

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages and basis points)	2026	2025	Change
Selling, general and administrative expenses	$332,191	$325,628	$6,563	2%
Selling, general and administrative expenses as percent of net sales	54.1%	53.8%	30 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $11.5 million, reflecting higher DTC B&M expenses, including impairment charges related to underperforming retail stores, as well as the impact of new stores globally; partially offset by
•lower expenses in targeted areas of the business resulting from our Profit Improvement Program actions taken last year.

Interest Income, Net. Interest income, net is summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages)	2026	2025	Change
Interest income, net	$6,216	$4,838	$1,378	28%
Interest income, net as a percent of net sales	1.0%	0.8%

Interest income, net, increased, primarily reflecting interest received from the recovery of IEEPA tariffs previously paid.

Income Tax Expense (Benefit). Income tax expense (benefit) and the related effective income tax rate are summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentages)	2026	2025	Change
Income tax expense (benefit)	$9,732	$(6,393)	$16,125	(252)%
Effective income tax rate	26.8%	38.5%

Our effective income tax rate decreased primarily due to a change in the geographic mix of earnings in the three months ended June 30, 2026, and our effective tax rate in the three months ended June 30, 2025 was favorably impacted by a tax benefit related to foreign currency losses.

Diluted Earnings (Loss) Per Share. Diluted earnings (loss) per share is summarized in the following table:

	Three Months Ended June 30,
	2026	2025	Change
Diluted earnings (loss) per share	$0.52	$(0.19)	$0.71	(374)%

Diluted earnings per share increased, primarily reflecting an approximate $0.93 benefit from the recovery of IEEPA tariffs previously paid.
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 27

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$1,246,375	$(21,703)	$1,224,672	$1,231,466	1%	(1)%
SOREL	53,445	(855)	52,590	61,031	(12)%	(14)%
prAna	49,986	(8)	49,978	48,651	3%	3%
Mountain Hardwear	43,569	(31)	43,538	42,550	2%	2%
Total	$1,393,375	$(22,597)	$1,370,778	$1,383,698	1%	(1)%

Product category net sales:
Apparel, accessories and equipment	$1,120,461	$(16,202)	$1,104,259	$1,123,122	—%	(2)%
Footwear	272,914	(6,395)	266,519	260,576	5%	2%
Total	$1,393,375	$(22,597)	$1,370,778	$1,383,698	1%	(1)%

Channel net sales:
Wholesale	$719,425	$(14,253)	$705,172	$716,987	—%	(2)%
Direct-to-consumer	673,950	(8,344)	665,606	666,711	1%	—%
Total	$1,393,375	$(22,597)	$1,370,778	$1,383,698	1%	(1)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increased, reflecting growth of the Columbia brand across most of our international markets, led by our international distributor and Europe-direct businesses, partially offset by continued softness in the U.S., primarily in the Columbia and SOREL brands across channels within those brands. Net sales included a favorable 160 basis point impact from foreign currency translation.

Our global footwear net sales increased, reflecting growth of the Columbia brand across most regions, including the U.S., partially offset by declines in the SOREL brand.

Gross Profit. Gross profit is summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages and basis points)	2026	2025	Change
Gross profit	$753,394	$693,165	$60,229	9%
Gross margin	54.1%	50.1%	400 bps

Gross margin expanded primarily due to an approximate 430 bps benefit from the recovery of IEEPA tariffs previously paid, partially offset by an unfavorable decrease in channel profitability resulting from increased promotional activity within DTC B&M.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 28

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages and basis points)	2026	2025	Change
Selling, general and administrative expenses	$689,328	$680,099	$9,229	1%
Selling, general and administrative expenses as percent of net sales	49.5%	49.2%	30 bps

SG&A expenses increased primarily due to the following factors:
•higher omni-channel expenses of $18.6 million, reflecting higher DTC B&M expenses associated with new stores globally, the impact of variable expenses, and impairment charges related to underperforming retail stores; partially offset by
•lower expenses in targeted areas of the business resulting from our Profit Improvement Program actions taken last year.

Interest Income, Net. Interest income, net is summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	Change
Interest income, net	$11,099	$11,655	$(556)	(5)%
Interest income, net as a percent of net sales	0.8%	0.8%

Interest income, net, decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments in the U.S., partially offset by interest received from the recovery of IEEPA tariffs previously paid.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	Change
Income tax expense	$22,697	$6,235	$16,462	264%
Effective income tax rate	27.2%	16.3%

Our effective income tax rate increased primarily due to a change in the geographic mix of earnings in the six months ended June 30, 2026, and our effective tax rate in the six months ended June 30, 2025 was favorably impacted by a tax benefit related to foreign currency losses.

Diluted Earnings Per Share. Diluted earnings per share is summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	Change
Diluted earnings per share	$1.17	$0.58	$0.59	102%

Diluted earnings per share increased, primarily reflecting a $0.92 benefit from the recovery of IEEPA tariffs previously paid.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 29

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net sales by geographic segment are summarized in the following table:

	Three Months Ended June 30,
(in thousands, except for percentage changes)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$320,086	$—	$320,086	$335,117	(4)%	(4)%
LAAP	125,933	1,529	127,462	112,333	12%	13%
EMEA	143,115	(2,077)	141,038	130,562	10%	8%
Canada	25,228	(319)	24,909	27,234	(7)%	(9)%
	$614,362	$(867)	$613,495	$605,246	2%	1%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income (loss) for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
U.S.	$68,023	$17,338	$50,685
LAAP	13,336	7,022	6,314
EMEA	20,407	21,630	(1,223)
Canada	(3,028)	(1,954)	(1,074)
Total segment operating income	98,738	44,036	54,702
Unallocated corporate expenses	67,854	67,627	227
Operating income (loss)	$30,884	$(23,591)	$54,475

U.S.

U.S. segment operating income increased $50.7 million to $68.0 million, or 21.3% of net sales, for the second quarter of 2026 from $17.3 million, or 5.2% of net sales, for the comparable period in 2025. The increase in U.S. segment operating income was driven primarily by the recovery of IEEPA tariffs previously paid, partially offset by decreased net sales.

U.S. net sales decreased $15.0 million, or 4%, for the second quarter of 2026, compared to the same period in 2025, driven primarily by declines in our U.S. wholesale and DTC B&M businesses, partially offset by slight growth in our U.S. DTC e-commerce business. We attribute the decline in our U.S. business to a combination of ongoing challenges as we seek to elevate the Columbia brand in the U.S. marketplace, as well as external factors, including geopolitical uncertainty and a difficult macroeconomic environment weighing on consumer sentiment. Decreased U.S. wholesale net sales primarily reflected lower Spring 2026 wholesale orders in response to weak sell-through performance during the Spring 2025 season. The decline in our U.S. DTC B&M business was impacted by store closures and decreased productivity from existing stores, including the impact of decreased traffic. As of June 30, 2026, our U.S. business operated 169 retail stores, compared to 171 retail stores for the comparable period in 2025. The underlying business trends within our U.S. business remain under pressure.

U.S. segment gross margin expanded to 68.0% for the second quarter of 2026 from 50.5% for the comparable period in 2025, driven primarily by an approximate 1,875 bps benefit from the recovery of IEEPA tariffs previously paid, partially offset by an unfavorable decrease in channel profitability resulting from increased promotional activity. U.S. segment SG&A expenses increased as a percentage of net sales to 41.8% for the second quarter of 2026, compared to 40.1% for the same period in 2025, driven primarily by fixed SG&A expense deleverage on decreased net sales. In total, U.S. segment SG&A expenses were relatively flat as compared to the same period in 2025, driven primarily by higher DTC expenses, including impairment charges related to underperforming retail stores, offset by lower other expenses.

LAAP
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 30

LAAP segment operating income increased $6.3 million to $13.3 million, or 10.6% of net sales, for the second quarter of 2026 from $7.0 million, or 6.3% of net sales, for the comparable period in 2025. The increase in LAAP segment operating income was primarily driven by increased net sales and gross profit.

LAAP net sales increased $13.6 million, or 12% (13% constant-currency), for the second quarter of 2026, compared to the same period in 2025, with growth across all LAAP markets, led by our LAAP distributor and China businesses. The growth in LAAP distributor net sales was driven by healthy growth of Fall 2026 distributor orders, as well as a shift of Fall 2026 shipments into the second quarter of 2026, as compared to the same period in the prior year. The growth in China net sales was driven by solid DTC e-commerce demand, which we believe was attributable to the execution of our marketplace strategies, and favorable effects from foreign currency fluctuations, which more than offset constant-currency softness in our DTC B&M business amid a weakening macroeconomic environment and increased marketplace competition.

LAAP segment gross margin expanded to 52.7% for the second quarter of 2026 from 52.0% for the comparable period in 2025, driven primarily by a decrease in inventory reserve provisions, partially offset by unfavorable region and channel mix. LAAP segment SG&A expenses decreased as a percentage of net sales to 36.7% for the second quarter of 2026, compared to 39.8% for the same period in 2025, driven primarily by fixed SG&A leverage on increased net sales. In total, LAAP segment SG&A expenses increased 3% for the second quarter of 2026, as compared to the same period in 2025.

EMEA

EMEA segment operating income decreased $1.2 million to $20.4 million, or 14.3% of net sales, for the second quarter of 2026 from $21.6 million, or 16.6% of net sales, for the comparable period in 2025.

EMEA net sales increased $12.6 million, or 10% (8% constant-currency), for the second quarter of 2026, compared to the same period in 2025, with growth across our Europe-direct and EMEA distributor businesses. The growth in Europe-direct net sales was fueled by strong wholesale and DTC B&M performance which we believe was attributable to the execution of our marketplace strategies. The growth in Europe-direct's DTC B&M business was driven by contributions from new stores, as well as increased productivity from existing stores, aided by strategic promotional activity amid traffic headwinds, as compared to the same period in 2025. The growth in EMEA distributor net sales was driven by healthy growth of Fall 2026 distributor orders, which more than offset a shift in timing of shipments out of the second quarter of 2026, as compared to the same period in 2025.

EMEA segment gross margin was flat at 43.1% for the second quarter of 2026, as compared to the same period in 2025. EMEA segment SG&A expenses increased as a percentage of net sales to 25.3% for the second quarter of 2026, compared to 22.9% in 2025, driven primarily by higher DTC expenses associated with new stores. In total, EMEA segment SG&A expenses increased 21% for the second quarter of 2026, as compared to the same period in 2025.

Canada

Canada segment operating loss increased $1.1 million to $3.0 million, or 12.0% of net sales, for the second quarter of 2026 from $2.0 million, or 7.2% of net sales, for the comparable period in 2025.

Canada net sales decreased $2.0 million, or 7% (9% constant-currency), for the second quarter of 2026, compared to the same period in 2025, driven primarily by our Canada wholesale business, which reflected unfavorable shifts in timing of shipments and, to a lesser extent, lower Spring 2026 wholesale orders, partially offset by growth in our Canada DTC business, led by growth in DTC e-commerce.

Canada segment gross margin expanded to 49.8% for the second quarter of 2026 from 48.1% for the comparable period in 2025, driven primarily by favorable channel mix with a higher portion of DTC net sales, which generally carry higher gross margins than wholesale net sales, as well as favorable other costs, including lower inbound freight costs, partially offset by unfavorable foreign exchange hedge rates. Canada segment SG&A expenses increased as a percentage of net sales to 48.3% for the second quarter of 2026, compared to 41.0% for the same period in 2025, driven primarily by fixed SG&A deleverage on decreased net sales. In total, Canada segment SG&A expenses increased 9% for the second quarter of 2026, as compared to the same period in 2025, driven primarily by higher DTC expenses, including impairment charges related to underperforming retail stores.

Unallocated corporate expenses

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 31

Unallocated corporate expenses increased by $0.2 million to $67.9 million in the second quarter of 2026, from $67.6 million for the comparable period in 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net sales by reportable segment are summarized in the following table:

	Six Months Ended June 30,
(in thousands, except for percentage changes)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$742,540	$—	$742,540	$806,298	(8)%	(8)%
LAAP	286,176	(1,719)	284,457	$264,543	8%	8%
EMEA	288,464	(17,786)	270,678	$238,042	21%	14%
Canada	76,195	(3,092)	73,103	$74,815	2%	(2)%
	$1,393,375	$(22,597)	$1,370,778	$1,383,698	1%	(1)%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
U.S.	$117,035	$83,292	$33,743
LAAP	40,231	33,352	6,879
EMEA	48,558	40,608	7,950
Canada	5,192	7,009	(1,817)
Total segment operating income	211,016	164,261	46,755
Unallocated corporate expenses	138,139	141,344	(3,205)
Operating income	$72,877	$22,917	$49,960

U.S.

U.S. segment operating income increased $33.7 million to $117.0 million, or 15.8% of net sales, for the six months ended June 30, 2026 from $83.3 million, or 10.3% of net sales, for the comparable period in 2025. The increase in U.S. segment operating income was driven primarily by the recovery of IEEPA tariffs previously paid, partially offset by decreased net sales.

U.S. net sales decreased $63.8 million, or 8%, for the six months ended June 30, 2026, compared to the same period in 2025, driven by declines in our U.S. wholesale and DTC businesses. We attribute the decline in our U.S. business to a combination of ongoing challenges as we seek to elevate the Columbia brand in the U.S. marketplace and external factors, including geopolitical uncertainty and a difficult macroeconomic environment weighing on consumer sentiment. In addition, results were impacted by inventory supply constraints during the first quarter 2026 resulting from our decision to curtail Fall 2025 inventory purchases as a precautionary measure following prior-year U.S. tariff announcements. Decreased U.S. wholesale net sales primarily reflected lower Spring 2026 wholesale orders in response to weak sell-through performance during the Spring 2025 season. The decline in our U.S. DTC business included decreases within our U.S. DTC e-commerce and brick-and-mortar businesses. The decline in our U.S. DTC brick-and-mortar business was impacted by store closures and decreased productivity from existing stores, including the impact of decreased traffic. As of June 30, 2026, our U.S. business operated 169 retail stores, compared to 171 retail stores for the comparable period in 2025. The underlying business trends within our U.S. business remain under pressure.

U.S. segment gross margin expanded to 56.9% for the six months ended June 30, 2026 from 49.7% for the comparable period in 2025, driven primarily by an approximate 800 bps benefit from the recovery of IEEPA tariffs previously paid, partially offset by the impact of incremental U.S. tariffs. U.S. segment SG&A expenses increased as a percentage of net sales to 36.5% for the six months ended June 30,
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 32

2026, compared to 34.8% for the same period in 2025, driven primarily by fixed SG&A deleverage on decreased net sales. In total, U.S. segment SG&A expenses decreased 3% for the six months ended June 30, 2026, as compared to the same period in 2025.

LAAP

LAAP segment operating income increased $6.9 million to $40.2 million, or 14.1% of net sales, for the six months ended June 30, 2026 from $33.4 million, or 12.6% of net sales, for the comparable period in 2025.

LAAP net sales increased $21.6 million, or 8% (8% constant-currency), for the six months ended June 30, 2026, compared to the same period in 2025, driven primarily by growth in our China, LAAP distributor and Korea businesses, partially offset by a decline in our Japan business. The growth in China net sales was driven by our China wholesale and DTC e-commerce businesses, as well as favorable effects from foreign currency fluctuations, which more than offset constant-currency softness in our DTC B&M business amid a weakening macroeconomic environment and increased marketplace competition. We believe the growth in our China wholesale and DTC e-commerce businesses was aided by the execution of our marketplace strategies. The growth in LAAP distributor net sales was driven by strong growth of Spring and Fall 2026 distributor orders and, to a lesser extent, a shift in timing of shipments into the first six months of 2026, as compared to the same period in 2025. The growth in Korea was led by the wholesale business, which we believe was attributable to the execution of our marketplace strategies and resilient outdoor category trends, despite a weakening macroeconomic environment, as compared to the same period in 2025. The decline in Japan net sales reflected unfavorable effects from foreign currency fluctuations, which more than offset constant-currency net sales growth within our wholesale and DTC e-commerce businesses, partially offset by declines in our DTC B&M business, compared to the same period in 2025.

LAAP segment gross margin expanded to 55.1% for the six months ended June 30, 2026 from 54.5% for the comparable period in 2025, driven primarily by a decrease in inventory reserve provisions, partially offset by unfavorable region and channel mix. LAAP segment SG&A expenses decreased as a percentage of net sales to 36.0% for the six months ended June 30, 2026, compared to 37.0% for the same period in 2025, primarily driven by fixed SG&A leverage on increased net sales. In total, LAAP segment SG&A expenses increased 5% for the six months ended June 30, 2026, as compared to the same period in 2025.

EMEA

EMEA segment operating income increased $8.0 million to $48.6 million, or 16.8% of net sales, for the six months ended June 30, 2026 from $40.6 million, or 17.1% of net sales, for the comparable period in 2025.

EMEA net sales increased $50.4 million, or 21% (14% constant-currency), for the six months ended June 30, 2026, compared to the same period in 2025, with growth across our Europe-direct and EMEA distributor businesses. The growth in Europe-direct net sales was fueled by strong wholesale and DTC B&M performance, which we believe was attributable to the execution of our marketplace strategies. The growth in Europe-direct's DTC B&M business was driven by increased productivity from existing stores, partially reflecting strategic promotional activity amid second quarter traffic headwinds, as well as contributions from new stores, as compared to the same period in 2025. The growth in EMEA distributor net sales was driven by healthy growth of Spring and Fall 2026 distributor orders, which more than offset a shift in timing of shipments out of the second quarter of 2026, as compared to the same period in 2025.

EMEA segment gross margin expanded to 47.3% for the six months ended June 30, 2026 from 46.6% for the comparable period in 2025, driven primarily by favorable channel and region mix. EMEA segment SG&A expenses increased as a percentage of net sales to 27.1% for the six months ended June 30, 2026, compared to 26.0% for the same period in 2025, primarily driven by higher DTC B&M expenses, including personnel and rent expenses, as well as variable expenses from higher DTC sales. In total, EMEA segment SG&A expenses increased 26% for the six months ended June 30, 2026, as compared to the same period in 2025.

Canada

Canada segment operating income decreased $1.8 million to $5.2 million, or 6.8% of net sales, for the six months ended June 30, 2026 from $7.0 million, or 9.4% of net sales, for the comparable period in 2025.

Canada net sales increased $1.4 million, or 2% (decrease of 2% constant-currency), for the six months ended June 30, 2026, compared to the same period in 2025. The increase in Canada net sales reflected growth in our DTC business and favorable effects from foreign currency fluctuations, partially offset by a decline in our wholesale business, compared to the same period in 2025.

Canada segment gross margin contracted to 48.7% for the six months ended June 30, 2026 from 49.9% for the comparable period in 2025, driven primarily by an unfavorable decrease in channel profitability resulting from increased promotional activity. Canada segment SG&A
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 33

expenses increased as a percentage of net sales to 32.3% for the six months ended June 30, 2026, compared to 30.3% for the same period in 2025. In total, Canada segment SG&A expenses increased 8% for the six months ended June 30, 2026, as compared to the same period in 2025.

Unallocated corporate expenses

Unallocated corporate expenses decreased by $3.2 million to $138.1 million for the six months ended June 30, 2026 from $141.3 million for the comparable period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents, short-term investments, and available committed credit lines. Our liquidity is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand. Our cash position is also impacted by our capital allocation approach.. In addition, our cash position is impacted by incremental tariff costs for U.S. product, which may fluctuate based on changes in trade policies. While we currently project having adequate liquidity to meet our short-term and long-term working capital needs, we have a $500.0 million committed credit facility on which we can draw, should it be needed, until we receive cash receipts in the fourth quarter. Refer to "Sources of Liquidity" below for further information regarding our domestic credit facility.

Cash Flow Activities

Cash flows are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$37,457	$(62,886)	$100,343
Investing activities	237,275	110,582	126,693
Financing activities	(183,700)	(165,262)	(18,438)
Net effect of exchange rate changes on cash	(755)	13,501	(14,256)
Net increase (decrease) in cash and cash equivalents	$90,277	$(104,065)	$194,342

The change in cash flows provided by operating activities for the six months ended June 30, 2026 was primarily driven by the recovery of approximately $78 million of IEEPA tariffs previously paid, as compared to the same period in 2025.

The change in cash flows provided by investing activities for the six months ended June 30, 2026 was primarily driven by lower purchases of short-term investments, as compared to the same period in 2025.

The change in cash flows used in financing activities for the six months ended June 30, 2026 was primarily driven by higher share repurchases of common stock, as compared to the same period in 2025.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of June 30, 2026, we had cash and cash equivalents of $532.3 million and short-term investments of $92.3 million, compared to $442.0 million and $348.8 million, respectively, as of December 31, 2025.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 34

Committed credit facilities

In March 2026, we terminated our prior domestic credit agreement and, simultaneously, entered into a new Domestic Credit Agreement which provides for up to $500.0 million of borrowings pursuant to an unsecured, committed revolving credit facility. As of June 30, 2026, we were in compliance with all associated covenants and there was no balance outstanding under the facility. Refer to Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Further, as of June 30, 2026, our European subsidiary had available an unsecured, committed overdraft facility, which provides for borrowings up to €3.0 million (approximately US$3.4 million). There was no balance outstanding under the facility.

Uncommitted credit facilities

As of June 30, 2026, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$78.1 million. There were no balances outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash and cash equivalents, short-term investments, cash flows from operations and, if needed, borrowings from our existing credit facilities, lines of credit and overdraft facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of June 30, 2026, our inventory balance increased to $874.8 million, compared to $689.5 million as of December 31, 2025, primarily reflecting the alignment of inventory supply with anticipated seasonal demand. Our inventory balance as of December 31, 2025 also reflected prior-year decisions to proactively mitigate the impact of incremental tariffs, including accelerating the production, receipt and shipment of Fall 2025 inventory and curtailing Fall 2025 inventory purchases. We believe older season inventories represent a manageable portion of our total inventory mix.

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

Other cash commitments

Our inventory purchase obligations were $534.6 million as of June 30, 2026, compared to $523.8 million as of December 31, 2025.

There have been no other significant changes to our other cash commitments as described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 35

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of June 30, 2026 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 36

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We do not believe there are any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject. Refer to Note 9 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

In addition, the impact of U.S. global trade policy changes may also exacerbate other risks discussed in this Item 1A, any of which could have a material adverse effect on our results of operations, financial condition or cash flows. New or increased tariffs or other alternative
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 37

measures, retaliatory actions, or anti-American sentiment could also exacerbate the risks outlined above and in this Item 1A. The current trade environment is dynamic in nature. Significant uncertainty remains regarding tariff rates that will apply to our U.S. imports in the near and long-term from additional alternative measures pursued by the U.S. government to preserve revenues from foreign imports. The timing, scope and form of such measures are unknown and may lead to additional volatility and uncertainty in the global markets.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 38

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 39

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 40

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

We also receive and distribute our products through third-party operated distribution facilities internationally and domestically. We depend on these third parties to manage the operation of their distribution facilities as necessary to meet our business needs. If the third parties fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions or we could incur additional expense. Transitions within our distribution network to and amongst third-party distribution partners, such as is currently occurring with the transition of the operation of our distribution center in France, exacerbates this risk.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 41

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

In addition, cybersecurity threat actors may use artificial intelligence ("AI") tools to deploy increasingly advanced attacks on our and our third-party cloud-based solution providers' information technology systems. We face risks that we will fail to combat the offensive use of AI sufficiently or that we will fail to deploy defensive tools using AI adequately, either because we are unable to anticipate the risks accurately or because we lack the knowledge or resources to adequately address the cybersecurity threats and opportunities associates with AI.

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 42

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

Use or Misuse of Artificial Intelligence Technologies Could Adversely Affect Our Business, Reputation, Results of Operations, or Financial Condition.

The use of rapidly evolving technologies, such as AI technologies, by us and our third-party service providers presents risks and challenges to our business. If we are unable to keep up with rapid technological change or fail to effectively adopt and integrate AI technologies at the pace of our competitors, our competitive position, operating efficiency, and ability to meet evolving consumer expectations could be adversely affected. The rapid pace of AI development may also require significant investment, and we do not provide any assurance that our AI investments will deliver expected returns or keep pace with industry adoption.

Using AI and other machine learning technologies may expose us to unintended outcomes, liability, reputational harm, particularly if such technology produces errors or hallucinations, or results in content that is biased, misleading or unreliable, infringes on intellectual property or data privacy rights of third parties, or otherwise does not function as intended.

Moreover, use of AI in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output. AI-generated or AI-assisted output may also incorporate elements derived from third-party content used to train or operate these technologies, which could expose us to claims of intellectual property infringement, misappropriation, or other violations of third-party rights. The use of such technologies may also increase the risk that confidential information becomes accessible by third parties or results in legal or regulatory exposure. Further, the increasing use of AI-powered bots and automated agents by third parties may distort traffic, consumer engagement metrics, and other data on our e-commerce sites which is used to evaluate consumer demand, measure performance, and make operational decisions. If we are unable to accurately identify and account for such activity, we may make decisions based on inaccurate or misleading information, which could adversely affect our business, results of operations, or financial condition.

Our ability to effectively develop, deploy, govern, and realize the benefits of AI technologies depends in part on our ability to attract, retain, and develop employees with specialized technical, data, engineering, cybersecurity, and AI-related skills. If we are unable to acquire, retain, or develop the necessary expertise, we may be unable to effectively implement AI technologies, manage associated risks, or remain competitive in a rapidly evolving technological environment.

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 43

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 44

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
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 45

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

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 46

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

We Depend on Certain Key Personnel.

Our future success will depend in part on our ability to attract, retain and develop certain key talent and to effectively manage succession. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors near our headquarters in Portland, Oregon. We may not be able to attract qualified new employees or retain or develop existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

We Have Implemented a Shared Services Model.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 47

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of June 30, 2026, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled greater than 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through June 30, 2026, our Board of Directors has authorized the repurchase of $2.6 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of June 30, 2026, we had repurchased 43.5 million shares at an aggregate purchase price of $2,323.5 million, and had $276.5 million remaining
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 48

available under the share repurchase program, excluding excise tax. The Company did not repurchase common stock during the three months ended June 30, 2026.

ITEM 5.	Other Information

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the second quarter of 2026.

ITEM 6.	EXHIBITS

(a) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated herein by reference.

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 49

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
10.1
Columbia Sportswear Company 2020 Stock Incentive Plan (as amended and restated effective as of June 10, 2026) (incorporated by reference to exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed with the Commission on June 11, 2026) (File No. 333-296690).

10.2
Form of Performance-Based Restricted Stock Unit Award Agreement (Relative Total Shareholder Return) for performance-based restricted stock units granted under the Company's 2020 Stock Incentive Plan (as amended and restated effective June 10, 2026).

10.3
Form of Performance-Based Restricted Stock Unit Award Agreement (Cumulative Operating Income) for performance-based restricted stock units granted under the Company's 2020 Stock Incentive Plan (as amended and restated effective June 10, 2026).

10.4
Form of Long-Term Incentive Cash Award Agreement (Relative Total Shareholder Return) for cash awards granted under the Company's 2020 Stock Incentive Plan (as amended and restated effective June 10, 2026).

10.5	Form of Long-Term Incentive Cash Award Agreement (Cumulative Operating Income) for cash awards granted under the Company's 2020 Stock Incentive Plan (as amended and restated effective June 10, 2026).
10.6	Form of Restricted Stock Unit Award Agreement for Director restricted stock units granted under the Company's 2020 Stock Incentive Plan (as amended and restated effective June 10, 2026).
10.7	Form of Restricted Stock Units Award Agreement for restricted stock units granted under the Company's 2020 Stock Incentive Plan (as amended and restated effective June 10, 2026).
10.8	Form of Non-Qualified Stock Option Award Agreement for stock options granted under the Company's 2020 Stock Incentive Plan (as amended and restated effective June 10, 2026).
31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101
COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 50

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	August 6, 2026	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q2 2026 FORM 10-Q | 51