Form 10-Q
period 2026-09-30
COLUMBIA SPORTSWEAR CO
filed 2026-11-05
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
14375 Northwest Science Park Drive, Portland, Oregon 97229
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
The number of shares outstanding of the registrant's common stock on October 23, 2026 was 50,368,480.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "intend", "should", "may", "believe" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, manufacturing locations of our inventory, our ability to import product, inventory levels, inventory composition and mix, the continued licensing of certain of our proprietary rights, the impact of artificial intelligence on our business, consumer and customer spending and preferences, the performance of our international businesses, the impact of tariffs, international trade policy and the economic and geopolitical environment, including the impacts of the conflict in the Middle East, consumer and customer behaviors and expectations and our ability to serve and retain existing, value-oriented consumers while attracting new consumers, product price elasticities resulting from price increases, the effect of our pricing, promotional and segmentation strategies, the impact of seasonal trends, the effectiveness of our risk management strategies and hedging activities, the Columbia brand ACCELERATE Growth Strategy, as well as our other company-wide strategic priorities, our ability to expand gross margin, manage expenses and improve operating margin, effectiveness of our marketing campaigns, the countries from which we expect to source raw materials and our ability to identify and quantify alternative contract manufacturers and raw material sources, capital expenditures, our effective income tax rate, the outcome of legal proceedings, the impact of recently issued accounting pronouncements, share repurchases, dividends and other capital allocation priorities, and our short- and long-term cash needs, our liquidity and our ability to meet those needs.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(in thousands)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$216,924	$442,028
Short-term investments	12,655	348,766
Accounts receivable, net of allowance of $4,786, and $4,665, respectively	654,427	403,168
Inventories	889,242	689,456
Prepaid expenses and other current assets	82,862	89,080
Total current assets	1,856,110	1,972,498
Property, plant and equipment, net of accumulated depreciation of $785,218, and $764,024, respectively	270,898	279,131
Operating lease right-of-use assets	408,974	425,492
Intangible assets, net	71,221	71,221
Goodwill	5,694	5,694
Deferred income taxes	103,984	108,127
Other non-current assets	73,485	66,330
Total assets	$2,790,366	$2,928,493
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$359,609	$385,599
Accrued liabilities	264,072	278,421
Operating lease liabilities	81,819	88,501
Income taxes payable	8,575	8,293
Total current liabilities	714,075	760,814
Non-current operating lease liabilities	376,316	389,188
Income taxes payable	11,771	15,076
Deferred income taxes	2,604	1,033
Other long-term liabilities	53,838	52,239
Total liabilities	1,158,604	1,218,350
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 50,367, and 53,495 issued and outstanding, respectively	1,291	—
Retained earnings	1,689,945	1,775,796
Accumulated other comprehensive loss	(59,474)	(65,653)
Total shareholders' equity	1,631,762	1,710,143
Total liabilities and shareholders' equity	$2,790,366	$2,928,493

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net sales	$962,582	$943,425	$2,355,957	$2,327,123
Cost of sales	483,563	471,607	1,123,544	1,162,140
Gross profit	479,019	471,818	1,232,413	1,164,983
Selling, general and administrative expenses	375,641	380,892	1,064,969	1,060,991
Impairment of goodwill and intangible assets	—	29,000	—	29,000
Net licensing income	6,231	5,460	15,042	15,311
Operating income	109,609	67,386	182,486	90,303
Interest income, net	2,795	2,870	13,894	14,525
Other non-operating income (expense), net	(837)	732	(1,255)	4,447
Income before income tax	111,567	70,988	195,125	109,275
Income tax expense	26,827	18,983	49,524	25,218
Net income	$84,740	$52,005	$145,601	$84,057

Earnings per share:
Basic	$1.67	$0.95	$2.83	$1.53
Diluted	$1.66	$0.95	$2.82	$1.53
Weighted average shares outstanding:
Basic	50,835	54,540	51,537	55,013
Diluted	50,946	54,558	51,631	55,114

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$84,740	$52,005	$145,601	$84,057
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $0, $0, $31, and $26, respectively)	—	—	(95)	(84)
Change in derivative transactions (net of tax effects of $(115), $(1,918), $(4,013) and $9,221, respectively)	(2,218)	5,044	10,581	(28,860)
Foreign currency translation adjustments (net of tax effects of $206, $(29), $1,778 and $(5,594), respectively)	7,077	(4,272)	(4,307)	26,091
Other comprehensive income (loss)	4,859	772	6,179	(2,853)
Comprehensive income	$89,599	$52,777	$151,780	$81,204

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$145,601	$84,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	41,094	42,147
Non-cash lease expense	68,356	62,989
Provision for uncollectible accounts receivable	666	1,775
Deferred income taxes	3,693	(3,779)
Share-based compensation	20,431	18,060
Loss on impairment of goodwill and intangible assets	—	29,000
Other, net	2,560	(2,463)
Changes in operating assets and liabilities:
Accounts receivable	(251,413)	(184,166)
Inventories	(201,687)	(94,237)
Prepaid expenses and other current assets	11,551	(27,883)
Other assets	(3,247)	(441)
Accounts payable	(26,118)	(146,916)
Accrued liabilities	(16,795)	(28,433)
Income taxes payable	(3,332)	(25,302)
Operating lease assets and liabilities	(71,678)	(61,754)
Other liabilities	(205)	3,903
Net cash used in operating activities	(280,523)	(333,443)
Cash flows from investing activities:
Purchases of short-term investments	(89,095)	(261,449)
Sales and maturities of short-term investments	432,363	547,181
Capital expenditures	(40,789)	(46,648)
Net cash provided by investing activities	302,479	239,084
Cash flows from financing activities:
Payment of line of credit issuance fees	(843)	—
Proceeds from issuance of common stock related to share-based compensation	2,523	5,264
Tax payments related to share-based compensation	(4,921)	(5,964)
Repurchase of common stock	(200,000)	(171,687)
Cash dividends paid	(46,325)	(49,461)
Net cash used in financing activities	(249,566)	(221,848)
Net effect of exchange rate changes on cash	2,506	13,170
Net decrease in cash and cash equivalents	(225,104)	(303,037)
Cash and cash equivalents, beginning of period	442,028	531,869
Cash and cash equivalents, end of period	$216,924	$228,832
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$46,112	$78,338
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$8,750	$10,323

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2026	51,193	$8,178	$1,657,757	$(64,333)	$1,601,602
Net income	—	—	84,740	—	84,740
Other comprehensive income	—	—	—	4,859	4,859
Cash dividends ($0.30 per share)	—	—	(15,359)	—	(15,359)
Issuance of common stock related to stock-based compensation, net	18	(507)	—	—	(507)
Share-based compensation expense	—	6,917	—	—	6,917
Repurchase of common stock	(844)	(12,807)	(37,193)	—	(50,000)
Excise taxes related to repurchase of common stock	—	(490)	—	—	(490)
Balance, September 30, 2026	50,367	$1,291	$1,689,945	$(59,474)	$1,631,762

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2025	54,769	$—	$1,720,719	$(66,847)	$1,653,872
Net income	—	—	52,005	—	52,005
Other comprehensive income	—	—	—	772	772
Cash dividends ($0.30 per share)	—	—	(16,431)	—	(16,431)
Issuance of common stock related to stock-based compensation, net	13	(155)	—	—	(155)
Share-based compensation expense	—	6,261	—	—	6,261
Repurchase of common stock	(722)	(5,713)	(34,287)	—	(40,000)
Excise taxes related to repurchase of common stock	—	(393)	—	—	(393)
Balance, September 30, 2025	54,060	$—	$1,722,006	$(66,075)	$1,655,931

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2025	53,495	$—	$1,775,796	$(65,653)	$1,710,143
Net income	—	—	145,601	—	145,601
Other comprehensive income	—	—	—	6,179	6,179
Cash dividends ($0.90 per share)	—	—	(46,325)	—	(46,325)
Issuance of common stock related to share-based compensation, net	215	(2,398)	—	—	(2,398)
Share-based compensation	—	20,431	—	—	20,431
Repurchase of common stock	(3,343)	(14,873)	(185,127)	—	(200,000)
Excise taxes related to repurchase of common stock	—	(1,869)	—	—	(1,869)
Balance, September 30, 2026	50,367	$1,291	$1,689,945	$(59,474)	$1,631,762

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
Balance, December 31, 2024	56,245	$—	$1,843,261	$(63,222)	$1,780,039
Net income	—	—	84,057	—	84,057
Other comprehensive loss	—	—	—	(2,853)	(2,853)
Cash dividends ($0.90 per share)	—	—	(49,461)	—	(49,461)
Issuance of common stock related to share-based compensation, net	215	(700)	—	—	(700)
Share-based compensation	—	18,060	—	—	18,060
Repurchase of common stock	(2,400)	(15,836)	(155,851)	—	(171,687)
Excise taxes related to repurchase of common stock	—	(1,524)	—	—	(1,524)
Balance, September 30, 2025	54,060	$—	$1,722,006	$(66,075)	$1,655,931

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2026 and December 31, 2025, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The December 31, 2025 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which includes amendments intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company's disclosures.

In September 2025, the FASB issued ASU No. 2025-06 ("ASU 2025-06"), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which includes amendments intended to modernize the accounting for software costs by removing references to software development stages and clarifying the capitalization threshold. The amendments are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or through a modified transition approach. The Company is currently evaluating ASU 2025-06 to determine the impact on the Company's consolidated financial statements and related disclosures.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 8

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

The following tables disaggregate the Company's reportable segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net sales are affected by economic factors:

	Three Months Ended September 30, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$429,503	$129,143	$122,828	$62,433	$743,907
Footwear	111,369	30,310	52,457	24,539	218,675
Total	$540,872	$159,453	$175,285	$86,972	$962,582
Channel net sales:
Wholesale	$319,397	$113,475	$136,072	$67,780	$636,724
Direct-to-consumer	221,475	45,978	39,213	19,192	325,858
Total	$540,872	$159,453	$175,285	$86,972	$962,582

	Three Months Ended September 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$442,496	$112,514	$113,668	$65,637	$734,315
Footwear	104,194	30,844	50,793	23,279	209,110
Total	$546,690	$143,358	$164,461	$88,916	$943,425
Channel net sales:
Wholesale	$329,410	$100,950	$132,649	$71,162	$634,171
Direct-to-consumer	217,280	42,408	31,812	17,754	309,254
Total	$546,690	$143,358	$164,461	$88,916	$943,425

	Nine Months Ended September 30, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$1,058,717	$349,207	$335,805	$120,639	$1,864,368
Footwear	224,695	96,422	127,944	42,528	491,589
Total	$1,283,412	$445,629	$463,749	$163,167	$2,355,957
Channel net sales:
Wholesale	$632,634	$267,429	$348,590	$107,496	$1,356,149
Direct-to-consumer	650,778	178,200	115,159	55,671	999,808
Total	$1,283,412	$445,629	$463,749	$163,167	$2,355,957

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2025
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales:
Apparel, accessories and equipment	$1,127,535	$317,751	$287,086	$125,065	$1,857,437
Footwear	225,453	90,150	115,417	38,666	469,686
Total	$1,352,988	$407,901	$402,503	$163,731	$2,327,123
Channel net sales:
Wholesale	$686,165	$237,543	$314,245	$113,205	$1,351,158
Direct-to-consumer	666,823	170,358	88,258	50,526	975,965
Total	$1,352,988	$407,901	$402,503	$163,731	$2,327,123

CONTRACT BALANCES

As of September 30, 2026 and December 31, 2025, the Company did not have any contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

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

Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departmental functions, including certain information technology, supply chain, finance, human resources, and legal functions, as well as executive compensation, unallocated benefit program expense, indefinite-lived intangible asset and goodwill impairment charges, and other miscellaneous costs.

The following tables present segment financial information for the Company's reportable segments:

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$540,872	$159,453	$175,285	$86,972	$962,582
Cost of sales	280,758	74,399	85,155	43,251	483,563
Segment selling, general and administrative expenses	142,791	53,557	46,782	15,783	258,913
Other segment items(a)	15,822	6,870	4,096	4,053	30,841
Segment operating income	101,501	24,627	39,252	23,885	189,265
Reconciliation to income before income tax:
Unallocated corporate expenses					79,656
Operating income					109,609
Interest income, net					2,795
Other non-operating expense, net					(837)
Income before income tax					$111,567
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

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2026
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Net sales	$1,283,412	$445,629	$463,749	$163,167	$2,355,957
Cost of sales	601,015	203,033	237,134	82,362	1,123,544
Segment selling, general and administrative expenses	414,050	156,514	124,987	40,394	735,945
Other segment items(a)	49,811	21,224	13,818	11,334	96,187
Segment operating income	218,536	64,858	87,810	29,077	400,281
Reconciliation to income before income tax:
Unallocated corporate expenses					217,795
Operating income					182,486
Interest income, net					13,894
Other non-operating expense, net					(1,255)
Income before income tax					$195,125
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

The following table presents segment depreciation and amortization expense information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization expense:
U.S.	$6,189	$6,663	$18,726	$19,405
LAAP	1,580	1,842	4,845	5,020
EMEA	1,367	1,207	3,936	3,420
Canada	720	797	2,249	2,318
Unallocated corporate expense	3,733	3,707	11,338	11,984
	$13,589	$14,216	$41,094	$42,147

The following table presents segment asset information:

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 12

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

	As of
(in thousands)	September 30, 2026	December 31, 2025
Inventories:
U.S.	$558,613	$416,041
LAAP	145,339	118,633
EMEA	126,628	106,508
Canada	58,662	48,274
Total segment assets	889,242	689,456
All other assets	1,901,124	2,239,037
Total assets	$2,790,366	$2,928,493

CONCENTRATIONS

No single customer accounted for 10% or more of Net sales for the three and nine months ended September 30, 2026 and 2025.

NOTE 4 — SHARE-BASED COMPENSATION

At its Annual Meeting held on June 10, 2026, the Company's shareholders approved the Company's Amended and Restated 2020 Stock Incentive Plan (the "Amended Plan"), and the Amended Plan became effective on that date. The Amended Plan provides for equity-based awards covering up to 9 million shares of the Company's common stock, an increase of 4.5 million shares from the 4.5 million shares previously authorized for issuance under the 2020 Stock Incentive Plan (including the maximum 1.5 million shares that previously became available for issuance from the Company's 1997 Stock Incentive Plan). As of September 30, 2026, 5,956,357 shares were available for future grants under the Amended Plan.

The Amended Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other share-based or cash-based awards to officers, executives, key employees, and nonemployee members of the Company's Board of Directors. The Company uses original issuance shares to satisfy share-based payments.

SHARE-BASED COMPENSATION EXPENSE

Share-based compensation expense, which is primarily recorded in Selling, general, and administrative ("SG&A") expenses, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Equity awards	$6,917	$6,261	$20,431	$18,060
Liability awards	321	(517)	801	(71)
Total	$7,238	$5,744	$21,232	$17,989

STOCK OPTIONS

During the nine months ended September 30, 2026, the Company granted a total of 252,530 stock options at a weighted average grant date fair value of $12.95 per option. As of September 30, 2026, unrecognized costs related to outstanding stock options, which are net of estimated forfeitures, totaled $5.2 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.48 years.

RESTRICTED STOCK UNITS

Time-Based Restricted Stock Units

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
During the nine months ended September 30, 2026, the Company granted 518,498 time-based restricted stock units ("time-based RSUs") at a weighted average grant date fair value of $57.49 per time-based RSU. As of September 30, 2026, unrecognized costs related to outstanding time-based RSUs, which are net of estimated forfeitures, totaled $40.4 million, before any related tax benefit. These unrecognized costs related to time-based RSUs are expected to be recognized over a weighted average period of 2.69 years.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted 41,856 performance-based restricted stock units (“performance-based RSUs”), at a weighted average grant date fair value of $58.81 per performance-based RSU. As of September 30, 2026, unrecognized costs related to outstanding performance-based RSUs, which are net of estimated forfeitures and reflect achievement of performance forecasted as of the balance sheet date, totaled $1.6 million, before any related tax benefit. These unrecognized costs related to performance-based RSUs are expected to be recognized over a weighted average period of 1.45 years.

Market-Based Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted 36,587 market-based restricted stock units (“market-based RSUs”) at a weighted average grant date fair value of $75.82 per market-based RSU. As of September 30, 2026, unrecognized costs related to outstanding market-based RSUs, which are net of estimated forfeitures, totaled $2.9 million, before any related tax benefit. These unrecognized costs related to market-based RSUs are expected to be recognized over a weighted average period of 1.46 years.

Market-Based Long-Term Cash Awards

During the nine months ended September 30, 2026, the Company issued long-term cash awards to certain of its executive officers with a target value of $1.6 million that includes both a market and time-based vesting condition. As of September 30, 2026, the fair value of all outstanding market-based long-term cash awards was $3.9 million and the Company had unrecognized compensation costs of $2.3 million. These unrecognized costs are expected to be recognized over a weighted average period of 1.66 years.

NOTE 5 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Weighted average common shares outstanding, used in computing basic earnings per share	50,835	54,540	51,537	55,013
Effect of dilutive stock options and restricted stock units	111	18	94	101
Weighted-average common shares outstanding, used in computing diluted earnings per share	50,946	54,558	51,631	55,114

Earnings per share:
Basic	$1.67	$0.95	$2.83	$1.53
Diluted	$1.66	$0.95	$2.82	$1.53

Weighted average common shares excluded (1)	2,449	2,691	2,462	2,384
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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL

Indefinite-lived intangible assets (which consists of trade names and trademarks) (collectively, "trade names") and goodwill reporting units are tested for impairment annually or when events or changes in circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying amount. During the three and nine months ended September 30, 2026, there were no triggering events or impairment charges recorded for the Company's trade names or goodwill reporting units. During the three and nine months ended September 30, 2025, declines in forecasted revenues and gross margins triggered interim quantitative impairment tests where the Company compared the estimated fair values of the prAna and Mountain Hardwear trade names and goodwill reporting units to their carrying values.

The fair values of the prAna and Mountain Hardwear trade names were estimated using a relief-from-royalty method under the income approach. The key assumptions used in the relief-from-royalty method were the Company's estimates of projected revenues, royalty rate, and discount rate, taking into consideration market and industry conditions. As a result of the third quarter 2025 interim quantitative impairment test, the Company recorded an impairment charge of $8.0 million related to the prAna trade name.

The fair values of the prAna and Mountain Hardwear goodwill reporting units were estimated using a combination of discounted cash flow and market-based valuation methods. The key assumptions used in the discounted cash flow method were cash flow projections and the discount rate. Cash flow projections were developed, in part, from the Company's annual and long-range planning processes. The discount rate was the estimated weighted-average cost of capital of each reporting unit from a market-participant perspective. The key assumptions used in the market-based valuation method were market multiples for guideline public companies. As a result of the third quarter 2025 interim quantitative impairment test, the Company recorded impairment charges of $21.0 million related to the Mountain Hardwear and prAna goodwill reporting units.

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)
Customer relationships	(23,000)	(23,000)
Accumulated amortization	(37,198)	(37,198)
Net carrying amount	—	—
Intangible assets with indefinite lives	71,221	71,221
Intangible assets, net	$71,221	$71,221

Intangible assets subject to amortization were fully amortized as of September 30, 2026 and December 31, 2025.

GOODWILL

There have been no changes to the Company's goodwill as described in Note 9 in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 15

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

As of September 30, 2026, the Company was in compliance with all associated covenants. As of September 30, 2026 and December 31, 2025, there was no balance outstanding.

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

The Company’s outstanding payables under the SCF program were $75.8 million and $71.9 million as of September 30, 2026 and December 31, 2025, respectively, and were recorded within Accounts payable on the unaudited Condensed Consolidated Balance Sheets.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 16

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
TARIFFS

On March 4, 2026, the U.S. Court of International Trade ("CIT") issued a ruling that importers that paid tariffs under the International Emergency Economic Powers Act ("IEEPA") are due refunds and directed U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to IEEPA duties. As of September 30, 2026, the Company received refunds of approximately $79 million for IEEPA tariffs previously paid, including interest. Of this amount, for the nine months ended September 30, 2026, $58 million was recognized in earnings, including a benefit of $55 million recognized in cost of sales, net of accommodations to factory partners, and $8 million was recognized as a reduction to inventory.

NOTE 10 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2026, the Company's Board of Directors has authorized the repurchase of $2.6 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of September 30, 2026, the Company had repurchased 44.4 million shares for an aggregate purchase price of $2,373.5 million and had $226.5 million remaining available under the share repurchase program, excluding excise tax. During the three and nine months ended September 30, 2026, the Company repurchased an aggregate of $50.0 million and $200.0 million, respectively, of common stock under this program, excluding excise tax. For the three and nine months ended September 30, 2025, the Company repurchased an aggregate of $40.0 million and $171.7 million, respectively, of common stock under this program, excluding excise tax.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive loss:

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2026	$8,163	$(72,496)	$(64,333)
Other comprehensive income (loss) before reclassifications	(2,405)	7,077	4,672
Amounts reclassified from accumulated other comprehensive loss (1)	187	—	187
Net other comprehensive income (loss) during the period	(2,218)	7,077	4,859
Balance as of September 30, 2026	$5,945	$(65,419)	$(59,474)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2025	$(10,510)	$(56,337)	$(66,847)
Other comprehensive income (loss) before reclassifications	7,590	(4,272)	3,318
Amounts reclassified from accumulated other comprehensive loss (1)	(2,546)	—	(2,546)
Net other comprehensive income (loss) during the period	5,044	(4,272)	772
Balance as of September 30, 2025	$(5,466)	$(60,609)	$(66,075)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 17

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2025	$95	$(4,636)	$(61,112)	$(65,653)
Other comprehensive income (loss) before reclassifications	—	10,305	(4,307)	5,998
Amounts reclassified from accumulated other comprehensive loss (1)	(95)	276	—	181
Net other comprehensive income (loss) during the period	(95)	10,581	(4,307)	6,179
Balance as of September 30, 2026	$—	$5,945	$(65,419)	$(59,474)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2024	$84	$23,394	$(86,700)	$(63,222)
Other comprehensive income (loss) before reclassifications	—	(22,385)	26,091	3,706
Amounts reclassified from accumulated other comprehensive loss (1)	(84)	(6,475)	—	(6,559)
Net other comprehensive income (loss) during the period	(84)	(28,860)	26,091	(2,853)
Balance as of September 30, 2025	$—	$(5,466)	$(60,609)	$(66,075)
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

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges, or has hedged, the Canadian dollar and British pound sterling. The Company seeks to manage these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Time value components ("forward points") for forward contracts are included in the fair value of the cash flow hedge. These costs or benefits are included in Accumulated other comprehensive loss until the underlying hedged transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 18

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following table presents the gross notional amount of outstanding derivative instruments:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$768,384	$808,875
Derivative instruments not designated as hedges:
Currency forward contracts	$479,963	$261,805

As of September 30, 2026, $4.9 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the unaudited Condensed Consolidated Statements of Operations are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of September 30, 2026, the Company's derivative contracts had a remaining maturity of less than 3 years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $10.4 million as of September 30, 2026. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

		As of
(in thousands)	Balance Sheet Classification	September 30, 2026	December 31, 2025
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$9,142	$5,895
Currency forward contracts	Other non-current assets	$8,224	$2,788
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$6,516	$9,119
Currency forward contracts	Other long-term liabilities	$3,827	$5,732
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$3,181	$1,144
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	$1,563	$676

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 19

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2026	2025	2026	2025
Currency forward contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive loss, net of tax	—	$(2,405)	$7,590	$10,305	$(22,385)
Gain (loss) reclassified from accumulated other comprehensive loss to net income for the effective portion	Net sales	$(527)	$257	$(489)	$(223)
Gain reclassified from accumulated other comprehensive loss to net income for the effective portion	Cost of sales	$346	$3,053	$311	$8,719
Loss reclassified from accumulated other comprehensive loss to net income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	$—	$—	$—	$(54)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in net income	Other non-operating income (expense), net	$(533)	$1,574	$286	$(387)

NOTE 13 — FAIR VALUE MEASURES

Certain assets and liabilities are reported at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 20

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$637	$—	$—	$637
U.S. government treasury bills	—	5,000	—	5,000
Time deposits (1)	—	22,318	—	22,318
Short-term investments:
Available-for-sale short-term investments: (2)
U.S. government treasury bills	—	9,993	—	9,993
Other short-term investments:
Money market funds	248	—	—	248
Mutual fund shares	2,414	—	—	2,414
Prepaid expenses and other current assets:
Derivative financial instruments	—	12,323	—	12,323
Other non-current assets:
Money market funds	3,062	—	—	3,062
Mutual fund shares	34,565	—	—	34,565
Derivative financial instruments	—	8,224	—	8,224
Total assets measured at fair value	$40,926	$57,858	$—	$98,784
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$8,079	$—	$8,079
Other long-term liabilities:
Derivative financial instruments	—	3,827	—	3,827
Total liabilities measured at fair value	$—	$11,906	$—	$11,906
(1) Time deposits are carried at amortized cost on the unaudited Condensed Consolidated Balance Sheets, which reasonably approximates fair value.
(2) Available-for-sale short-term investments have remaining maturities of less than one year.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 21

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

NON-RECURRING FAIR VALUE MEASUREMENTS

Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the impairment charges recorded for the third quarter of 2025 and related fair value measurements. The inputs used to measure the fair value of these assets are primarily significant unobservable inputs and, as such, considered Level 3 fair value measurements.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 22

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Part I, Item 1 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW

As a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products, our mission is to connect active people with their passions. We provide our products through our four brands: Columbia, SOREL, Mountain Hardwear, and prAna; and two major product categories consisting of apparel, accessories and equipment products, and footwear products. Apparel, accessories and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in over 105 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year.

Company-Wide Strategic Priorities

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

ACCELERATE Growth Strategy

ACCELERATE is a growth strategy intended to elevate the Columbia brand (the "Brand") by targeting a younger and more active consumer while maintaining those consumers who have known and trusted Columbia to offer high-quality products at an exceptional value. It is a multi-year effort centered around several consumer-centric shifts to the Brand, product and marketplace strategies, as well as enhanced ways of working.

To further the ACCELERATE Growth Strategy, the Columbia brand is sharpening its focus on areas that leverage our authenticity and heritage in outdoor performance and lifestyle, while elevating credibility, relevance and style. We believe successful execution of the ACCELERATE Growth Strategy can elevate the Brand and drive profitable growth over time.

Through the ACCELERATE Growth Strategy, we are focused on achieving the following objectives:
•steward existing consumer segments while focusing on bringing new younger, active consumers into the Brand;
•elevate consumers' perception of the Brand;
•create product based on a consumer-centric product construct;
•enhance the positioning of the Brand globally, particularly in the U.S. marketplace; and
•deliver integrated full-funnel marketing.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 23

Business Environment and Trends

The Columbia brand in the U.S. | The Columbia brand in the U.S. has been under pressure due to numerous factors. While product functionality, quality and value remain important elements for consideration for many consumers, others have increasingly shifted their preferences to also incorporate versatility and style for everyday wear. Athletic, athleisure, emerging outdoor, and other brands have capitalized on this casualization and style trend in the historical outdoor space. The Columbia brand's ACCELERATE Growth Strategy is intended to overcome certain of these headwinds and elevate the consumers' perception of the Brand to bring younger and more active consumers into the Brand, all while continuing to serve historical value-oriented consumers and to fuel sustainable long-term growth.

The foundational shifts of the ACCELERATE Growth Strategy are continuing to show tangible signs of traction with our target consumers, reflecting progress across the Columbia brand, product, marketing and marketplace initiatives. Recent improvements in business performance are evident in the Columbia brand's U.S. direct-to-consumer ("DTC") e-commerce business, which we believe is attributable to the execution of the ACCELERATE Growth Strategy, including the Engineered for Whatever marketing campaign, upgrade of the U.S. Columbia.com website, execution of marketing strategies, and enhancements to apparel and footwear product offerings. That said, we know it will take more time and work to bring the newness, innovation and elevated style to our product portfolio, marketing and distribution at the level we need to continue shifting and sustaining consumers' perception of the Columbia brand in the U.S.

U.S. Tariffs | On March 4, 2026, the CIT issued a ruling that importers that paid tariffs under IEEPA are due refunds and directed the CBP to begin the refund process for all importers who were subject to IEEPA duties. As of September 30, 2026, we received refunds of approximately $79 million for IEEPA tariffs previously paid, including interest, representing the majority of the refunds owed to us. Of this amount, for the nine months ended September 30, 2026, $58 million was recognized in earnings, including a benefit of $55 million recognized in cost of sales, net of accommodations to our factory partners, and $2.5 million recognized as interest income. Tariff refunds of $8 million remain deferred in inventory, which we expect to be recognized as a future benefit to gross margin as the associated inventory is sold in the fourth quarter of 2026. We absorbed much of the impact of IEEPA tariff costs related to Fall 2025 as the costs were realized.

We continue to closely monitor and evaluate the changing tariff rates and trade restrictions and the potential impacts of these decisions on our business plans for 2026 and 2027 and any potential impacts on consumer demand.

Geopolitical Uncertainty | We sell our products in over 105 countries, and our ability to sell in, import into and produce in certain markets is impacted by ongoing geopolitical tensions. The current domestic and international political environment, including volatile trade relations and heightened conflicts in the Middle East, has contributed to uncertainty surrounding the future state of the global economy.

Macroeconomic Headwinds and Supply Chain Disruptions | The current global macroeconomic and geopolitical environment continues to create a complex and challenging retail environment, as well as heightened risk across international supply chains.

Macroeconomic conditions, including volatility in energy and transportation costs, elevated interest rates and ongoing inflation, have put, and may continue to put, pressure on discretionary spending and consumer sentiment. These conditions could impact consumer demand in the fourth quarter of 2026 and into 2027 and contribute to continued declines in consumer traffic at physical retail locations, including our DTC brick-and-mortar ("B&M") stores.

Supply chain disruptions, including congestion at a node within our supply chain, have extended our lead times, resulting in delayed receipt of Fall 2026 inventory. In response to expected longer lead times, we have brought forward Spring 2027 production, which we expect to increase year-end inventory.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 24

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

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except for percentages and per share amounts)	2026		2025		2026		2025
Net sales	$962,582	100.0%	$943,425	100.0%	$2,355,957	100.0%	$2,327,123	100.0%
Cost of sales	483,563	50.2%	471,607	50.0%	1,123,544	47.7%	1,162,140	49.9%
Gross profit	479,019	49.8%	471,818	50.0%	1,232,413	52.3%	1,164,983	50.1%
Selling, general and administrative expenses	375,641	39.0%	380,892	40.4%	1,064,969	45.2%	1,060,991	45.6%
Impairment of goodwill and intangible assets	—	—%	29,000	3.1%	—	—%	29,000	1.2%
Net licensing income	6,231	0.6%	5,460	0.6%	15,042	0.6%	15,311	0.7%
Operating income	109,609	11.4%	67,386	7.1%	182,486	7.7%	90,303	3.9%
Interest income, net	2,795	0.3%	2,870	0.3%	13,894	0.6%	14,525	0.6%
Other non-operating income (expense), net	(837)	(0.1)%	732	0.1%	(1,255)	(0.1)%	4,447	0.2%
Income before income tax	111,567	11.6%	70,988	7.5%	195,125	8.3%	109,275	4.7%
Income tax expense	26,827	2.8%	18,983	2.0%	49,524	2.1%	25,218	1.1%
Net income	$84,740	8.8%	$52,005	5.5%	$145,601	6.2%	$84,057	3.6%

Diluted earnings per share	$1.66		$0.95		$2.82		$1.53
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 25

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$826,242	$1,005	$827,247	$803,973	3%	3%
SOREL	82,832	288	83,120	80,964	2%	3%
prAna	30,172	2	30,174	30,375	(1)%	(1)%
Mountain Hardwear	23,336	173	23,509	28,113	(17)%	(16)%
Total	$962,582	$1,468	$964,050	$943,425	2%	2%

Product category net sales:
Apparel, accessories and equipment	$743,907	$766	$744,673	$734,315	1%	1%
Footwear	218,675	702	219,377	209,110	5%	5%
Total	$962,582	$1,468	$964,050	$943,425	2%	2%

Channel net sales:
Wholesale	$636,724	$(116)	$636,608	$634,171	—%	—%
Direct-to-consumer	325,858	1,584	327,442	309,254	5%	6%
Total	$962,582	$1,468	$964,050	$943,425	2%	2%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increased, primarily reflecting growth of the Columbia brand across most of our international markets, partially offset by lower U.S. net sales.

The decline in U.S. net sales reflected a shift in the shipment timing of increased Fall 2026 wholesale orders, with a higher proportion expected to ship in the fourth quarter of 2026 as compared to the same period in 2025, partially offset by growth in our DTC business.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages and basis points)	2026	2025	Change
Gross profit	$479,019	$471,818	$7,201	2%
Gross margin	49.8%	50.0%	-20 bps

Gross margin contracted primarily due to the following factors:
•accommodations to our factory partners, partially offset by the current-period benefit of IEEPA tariff refunds received in the second quarter of 2026; and
•favorable channel profitability, primarily reflecting lower DTC outbound freight costs despite increased fuel prices.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 26

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages and basis points)	2026	2025	Change
Selling, general and administrative expenses	$375,641	$380,892	$(5,251)	(1)%
Selling, general and administrative expenses as a percent of net sales	39.0%	40.4%	-140 bps

SG&A expenses decreased, primarily reflecting lower corporate and supply chain expenses, which were largely driven by disciplined expense management, as well as prior-year actions taken under our Profit Improvement Program.

Impairment of Goodwill and Intangible Assets. For the three months ended September 30, 2026, there were no impairment charges recorded for goodwill and intangible assets. For the three months ended September 30, 2025, we recognized $29.0 million of impairment charges resulting from our interim quantitative impairment tests related to the Mountain Hardwear and prAna goodwill reporting units and the prAna trade name.

Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these impairments.

Interest Income, Net. Interest income, net is summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages)	2026	2025	Change
Interest income, net	$2,795	$2,870	$(75)	(3)%
Interest income, net as a percent of net sales	0.3%	0.3%

Interest income, net, decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments in the U.S.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentages)	2026	2025	Change
Income tax expense	$26,827	$18,983	$7,844	41%
Effective income tax rate	24.0%	26.7%

Our effective income tax rate decreased primarily due to a change in the geographic mix of earnings for the three months ended September 30, 2026, and our effective income tax rate for the three months ended September 30, 2025 was impacted by non-deductible impairment charges.

Diluted Earnings Per Share. Diluted earnings per share is summarized in the following table:

	Three Months Ended September 30,
	2026	2025	Change
Diluted earnings per share	$1.66	$0.95	$0.71	75%

Diluted EPS increased, primarily reflecting the absence of prior-year impairment charges of goodwill and intangible assets, which negatively impacted diluted EPS by $0.46.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 27

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand net sales:
Columbia	$2,072,617	$(20,698)	$2,051,919	$2,035,439	2%	1%
SOREL	136,277	(567)	135,710	141,995	(4)%	(4)%
prAna	80,158	(6)	80,152	79,026	1%	1%
Mountain Hardwear	66,905	142	67,047	70,663	(5)%	(5)%
Total	$2,355,957	$(21,129)	$2,334,828	$2,327,123	1%	—%

Product category net sales:
Apparel, accessories and equipment	$1,864,368	$(15,436)	$1,848,932	$1,857,437	—%	—%
Footwear	491,589	(5,693)	485,896	469,686	5%	3%
Total	$2,355,957	$(21,129)	$2,334,828	$2,327,123	1%	—%

Channel net sales:
Wholesale	$1,356,149	$(14,369)	$1,341,780	$1,351,158	—%	(1)%
Direct-to-consumer	999,808	(6,760)	993,048	975,965	2%	2%
Total	$2,355,957	$(21,129)	$2,334,828	$2,327,123	1%	—%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Our global net sales increased, primarily reflecting growth of the Columbia brand across most of our international markets, led by our Europe-direct, China and international distributor businesses, partially offset by declines in the U.S.

The decline in U.S. net sales primarily reflected lower Spring 2026 wholesale orders and a shift in the shipment timing of increased Fall 2026 wholesale orders, with a higher proportion expected to ship in the fourth quarter of 2026 as compared to the same period in 2025. To a lesser extent, decreased DTC net sales during the first half of 2026, partially offset by growth in the third quarter of 2026, also contributed to the U.S. decline.

Gross Profit. Gross profit is summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages and basis points)	2026	2025	Change
Gross profit	$1,232,413	$1,164,983	$67,430	6%
Gross margin	52.3%	50.1%	220 bps

Gross margin expanded, primarily reflecting an approximate 230 bps current-period benefit of IEEPA tariff refunds received in the second quarter of 2026, net of accommodations to our factory partners.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 28

Selling, General and Administrative Expenses. SG&A expenses are summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages and basis points)	2026	2025	Change
Selling, general and administrative expenses	$1,064,969	$1,060,991	$3,978	—%
Selling, general and administrative expenses as a percent of net sales	45.2%	45.6%	-40 bps

SG&A expenses were relatively flat, primarily due to the following factors:
•higher omni-channel expenses of $21.0 million, reflecting higher DTC B&M expenses, including the impact of variable expenses and new stores; largely offset by
•lower expenses in targeted areas of the business resulting from prior-year actions taken under our Profit Improvement Program and disciplined expense management in the current year.

Impairment of Goodwill and Intangible Assets. For the nine months ended September 30, 2026, there were no impairment charges recorded for goodwill and intangible assets. For the nine months ended September 30, 2025, we recognized $29.0 million of impairment charges resulting from our interim quantitative impairment tests related to the Mountain Hardwear and prAna goodwill reporting units and the prAna trade name.

Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these impairments.

Interest Income, Net. Interest income, net is summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	Change
Interest income, net	$13,894	$14,525	$(631)	(4)%
Interest income, net as a percent of net sales	0.6%	0.6%

Interest income, net, decreased, primarily reflecting lower yields on decreased levels of cash, cash equivalents and short-term investments in the U.S., partially offset by interest on the IEEPA tariff refunds previously received.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	Change
Income tax expense	$49,524	$25,218	$24,306	96%
Effective income tax rate	25.4%	23.1%

Our effective income tax rate increased primarily due to a change in the geographic mix of earnings for the nine months ended September 30, 2026, and our effective income tax rate for the nine months ended September 30, 2025 was favorably impacted by a tax benefit related to foreign currency losses, partially offset by the impact of non-deductible impairment charges.

Diluted Earnings Per Share. Diluted earnings per share is summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	Change
Diluted earnings per share	$2.82	$1.53	$1.29	84%

Diluted EPS increased primarily due to the following factors:
•a $0.85 current-period benefit of IEEPA tariff refunds previously received, net of accommodations to our factory partners; and
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 29

•the absence of prior-year impairment charges of goodwill and intangible assets, which had negatively impacted diluted EPS by $0.46.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net sales by geographic segment are summarized in the following table:

	Three Months Ended September 30,
(in thousands, except for percentage changes)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$540,872	$—	$540,872	$546,690	(1)%	(1)%
LAAP	159,453	(1,056)	158,397	143,358	11%	10%
EMEA	175,285	964	176,249	164,461	7%	7%
Canada	86,972	1,560	88,532	88,916	(2)%	—%
	$962,582	$1,468	$964,050	$943,425	2%	2%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
U.S.	$101,501	$97,054	$4,447
LAAP	24,627	21,118	3,509
EMEA	39,252	38,221	1,031
Canada	23,885	22,821	1,064
Total segment operating income	189,265	179,214	10,051
Unallocated corporate expenses	79,656	111,828	(32,172)
Operating income	$109,609	$67,386	$42,223

U.S.

U.S. segment operating income increased $4.4 million to $101.5 million, or 18.8% of net sales, for the third quarter of 2026 from $97.1 million, or 17.8% of net sales, for the comparable period in 2025. The increase in U.S. segment operating income was primarily driven by decreased segment SG&A expenses, partially offset by decreased net sales and gross margin contraction.

U.S. net sales decreased $5.8 million, or 1%, for the third quarter of 2026, compared to the same period in 2025, driven by our U.S. wholesale business, reflecting a shift in the shipment timing of increased Fall 2026 orders, with a higher proportion expected to ship in the fourth quarter of 2026 as compared to the same period in 2025, partially offset by growth across our DTC e-commerce and B&M businesses. We believe the increase in our U.S. DTC e-commerce business was attributable to the execution of our ACCELERATE Growth Strategy, including execution of our marketing initiatives, as well as elevated product offerings and marketing assets. The increase in our U.S. DTC B&M business primarily reflected increased productivity from existing stores despite the impact of continued traffic headwinds. As of September 30, 2026, our U.S. business operated 169 retail stores, compared to 172 retail stores for the comparable period in 2025.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 30

U.S. segment gross margin contracted to 48.1% for the third quarter of 2026 from 49.5% for the comparable period in 2025, primarily reflecting accommodations to our factory partners, partially offset by the current-period benefit of IEEPA tariff refunds received in the second quarter of 2026 and favorable channel profitability, which primarily reflected lower DTC outbound freight costs despite increased fuel prices. U.S. segment SG&A expenses decreased as a percentage of net sales to 26.4% for the third quarter of 2026, compared to 28.7% for the same period in 2025, primarily driven by lower demand creation expenses, reflecting a shift in timing of planned spend as compared to the prior year. In total, U.S. segment SG&A expenses decreased 9% for the third quarter of 2026, as compared to the same period in 2025.

LAAP

LAAP segment operating income increased $3.5 million to $24.6 million, or 15.4% of net sales, for the third quarter of 2026 from $21.1 million, or 14.7% of net sales, for the comparable period in 2025.

LAAP net sales increased $16.1 million, or 11% (10% constant-currency), for the third quarter of 2026, compared to the same period in 2025, driven by growth in our China, Korea, and Japan businesses, partially offset by a modest decline in our LAAP distributor business. The growth in China net sales was driven by demand across all channels, which we believe reflected the execution of our marketplace strategies amid an increasingly promotional and competitive marketplace. The growth in Korea net sales was primarily driven by our wholesale business, reflecting robust growth of Fall 2026 wholesale orders as compared to the prior year, which we believe was attributable to the execution of our marketplace strategies. The growth in Japan net sales was driven by healthy demand for fall season products across channels. The modest decline in LAAP distributor net sales reflected a shift of increased Fall 2026 shipments into the second quarter of 2026, as compared to the same period in the prior year.

LAAP segment gross margin contracted to 53.3% for the third quarter of 2026 from 53.8% for the comparable period in 2025. LAAP segment SG&A expenses decreased as a percentage of net sales to 33.6% for the third quarter of 2026, compared to 35.1% for the same period in 2025, driven primarily by fixed SG&A leverage on increased net sales. In total, LAAP segment SG&A expenses increased 7% for the third quarter of 2026, as compared to the same period in 2025.

EMEA

EMEA segment operating income increased $1.0 million to $39.3 million, or 22.4% of net sales, for the third quarter of 2026 from $38.2 million, or 23.2% of net sales, for the comparable period in 2025.

EMEA net sales increased $10.8 million, or 7% (7% constant-currency), for the third quarter of 2026, compared to the same period in 2025, driven by robust growth within our Europe-direct DTC and EMEA distributor businesses, partially offset by a decline in our Europe-direct wholesale business. The growth in Europe-direct DTC net sales was fueled by strong DTC B&M performance, reflecting increased productivity from existing stores, which was partially driven by strategic promotional activity amid a challenging macroeconomic environment and hot weather contributing to traffic headwinds, as well as contributions from new stores. We believe Europe-direct DTC net sales growth was also attributable to the execution of our marketplace strategies. The decline in Europe-direct wholesale net sales was driven by Fall 2026 supply chain delays that impacted our ability to timely fulfill orders. The growth in EMEA distributor net sales was driven by a shift of increased Fall 2026 shipments into the third quarter of 2026, as compared to the same period in 2025.

EMEA segment gross margin expanded to 51.4% for the third quarter of 2026 from 49.7% for the comparable period in 2025, driven primarily by favorable effects from foreign exchange hedge rates and favorable channel and region mix. EMEA segment SG&A expenses increased as a percentage of net sales to 26.7% for the third quarter of 2026, compared to 24.2% in for the same period in 2025. In total, EMEA segment SG&A expenses increased 17% for the third quarter of 2026, as compared to the same period in 2025.

Canada

Canada segment operating income increased $1.1 million to $23.9 million, or 27.5% of net sales, for the third quarter of 2026 from $22.8 million, or 25.7% of net sales, for the comparable period in 2025.

Canada net sales decreased $1.9 million, or 2% (0% constant-currency), for the third quarter of 2026, compared to the same period in 2025, driven by our Canada wholesale business, which reflected a shift in the shipment of Fall 2026 orders into the fourth quarter of 2026, partially offset by growth in our Canada DTC business. The growth in our Canada DTC business was led by strong DTC e-commerce performance, which we believe is attributable to the execution of the ACCELERATE Growth Strategy.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 31

Canada segment gross margin expanded to 50.3% for the third quarter of 2026 from 47.4% for the comparable period in 2025, driven primarily by favorable channel profitability across channels, which reflected a higher proportion of full price sales, a decrease in warranty reserve provisions, and favorable effects from foreign exchange hedge rates. Canada segment SG&A expenses increased as a percentage of net sales to 18.1% for the third quarter of 2026, compared to 17.2% for the same period in 2025, driven primarily by fixed SG&A deleverage on decreased net sales. In total, Canada segment SG&A expenses increased 3% for the third quarter of 2026, as compared to the same period in 2025.

Unallocated corporate expenses

Unallocated corporate expenses decreased by $32.2 million to $79.7 million in the third quarter of 2026, from $111.8 million for the comparable period in 2025, primarily reflecting the absence of $29.0 million prior-year impairment charges of goodwill and intangible assets, as well as lower corporate expenses, which were largely driven by disciplined expense management and prior-year actions taken under our Profit Improvement Program.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net sales by reportable segment are summarized in the following table:

	Nine Months Ended September 30,
(in thousands, except for percentage changes)	Reported Net Sales 2026	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2026 (1)	Reported Net Sales 2025	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$1,283,412	$—	$1,283,412	$1,352,988	(5)%	(5)%
LAAP	445,629	(2,775)	442,854	$407,901	9%	9%
EMEA	463,749	(16,822)	446,927	$402,503	15%	11%
Canada	163,167	(1,532)	161,635	$163,731	—%	(1)%
	$2,355,957	$(21,129)	$2,334,828	$2,327,123	1%	—%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Segment operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
U.S.	$218,536	$180,348	$38,188
LAAP	64,858	54,469	10,389
EMEA	87,810	78,828	8,982
Canada	29,077	29,830	(753)
Total segment operating income	400,281	343,475	56,806
Unallocated corporate expenses	217,795	253,172	(35,377)
Operating income	$182,486	$90,303	$92,183

U.S.

U.S. segment operating income increased $38.2 million to $218.5 million, or 17.0% of net sales, for the nine months ended September 30, 2026 from $180.3 million, or 13.3% of net sales, for the comparable period in 2025. The increase in U.S. segment operating income was primarily driven by the current-period benefit of IEEPA tariff refunds previously received, net of accommodations to our factory partners, as well as decreased segment SG&A expenses, partially offset by decreased net sales.

U.S. net sales decreased $69.6 million, or 5%, for the nine months ended September 30, 2026, compared to the same period in 2025, driven by declines in our U.S. wholesale and DTC businesses. We attribute the decline in our U.S. business to a combination of ongoing challenges as we seek to elevate the Columbia brand in the U.S. marketplace and external factors, including geopolitical uncertainty and a difficult
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 32

macroeconomic environment weighing on consumer sentiment. In addition, results were impacted by inventory supply constraints during the first quarter 2026 resulting from our decision to curtail Fall 2025 inventory purchases as a precautionary measure following prior-year U.S. tariff announcements. Decreased U.S. wholesale net sales primarily reflected lower Spring 2026 wholesale orders and a shift in the shipment timing of increased Fall 2026 wholesale orders, with a higher proportion expected to ship in the fourth quarter of 2026 as compared to the same period in 2025. The decline in our U.S. DTC business included decreases within our U.S. DTC e-commerce and B&M businesses. The decline in our U.S. DTC e-commerce business was partially offset by improving performance over the last six months of the current period, which we believe was attributable to the execution of our ACCELERATE Growth Strategy, including execution of our marketing initiatives, as well as elevated product offerings and marketing assets. The decline in our U.S. DTC B&M business was impacted by store closures, while productivity from existing stores was relatively flat despite the impact of decreased traffic. As of September 30, 2026, our U.S. business operated 169 retail stores, compared to 172 retail stores for the comparable period in 2025.

U.S. segment gross margin expanded to 53.2% for the nine months ended September 30, 2026 from 49.6% for the comparable period in 2025, primarily driven by an approximate 430 basis point current-period benefit of IEEPA tariff refunds received in the second quarter of 2026, net of accommodations to our factory partners, partially offset by the impact of incremental U.S. tariffs. U.S. segment SG&A expenses were relatively flat as a percentage of net sales as compared to the same period in 2025. In total, U.S. segment SG&A expenses decreased 5% for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily driven by lower demand creation expenses, reflecting a shift in timing of planned spend as compared to the prior year.

LAAP

LAAP segment operating income increased $10.4 million to $64.9 million, or 14.6% of net sales, for the nine months ended September 30, 2026 from $54.5 million, or 13.4% of net sales, for the comparable period in 2025.

LAAP net sales increased $37.7 million, or 9% (9% constant-currency), for the nine months ended September 30, 2026, compared to the same period in 2025, driven by growth in our China, LAAP distributor and Korea businesses, partially offset by a decline in our Japan business. The growth in China net sales was driven by our China wholesale business and favorable effects from foreign currency translation. The China DTC business also increased, reflecting healthy growth in our DTC e-commerce business and a modest increase in our DTC B&M business. We believe the growth in our China business was aided by the execution of our marketplace strategies amid an increasingly promotional and competitive marketplace. The growth in LAAP distributor net sales was driven by strong growth of Fall and Spring 2026 distributor orders, as compared to the same period in 2025. The increase in Korea net sales was led by robust demand in our Korea wholesale business, which we believe was attributable to the execution of our marketplace strategies and resilient outdoor category trends, despite a challenging macroeconomic environment, as compared to the same period in 2025. The decline in Japan net sales reflected unfavorable effects from foreign currency translation, which more than offset constant-currency net sales growth within our Japan wholesale and DTC businesses, compared to the same period in 2025.

LAAP segment gross margin was relatively flat as compared to the same period in 2025. LAAP segment SG&A expenses decreased as a percentage of net sales to 35.1% for the nine months ended September 30, 2026, compared to 36.3% for the same period in 2025, primarily driven by fixed SG&A leverage on increased net sales. In total, LAAP segment SG&A expenses increased 6% for the nine months ended September 30, 2026, as compared to the same period in 2025.

EMEA

EMEA segment operating income increased $9.0 million to $87.8 million, or 18.9% of net sales, for the nine months ended September 30, 2026 from $78.8 million, or 19.6% of net sales, for the comparable period in 2025.

EMEA net sales increased $61.2 million, or 15% (11% constant-currency), for the nine months ended September 30, 2026, compared to the same period in 2025, with growth across our Europe-direct and EMEA distributor businesses, which we believe was attributable to the execution of our marketplace strategies. The Europe-direct DTC B&M business drove particularly strong growth throughout the period, reflecting increased productivity from existing stores, partially reflecting strategic promotional activity amid a challenging macroeconomic environment, as well as contributions from new stores. The growth in EMEA distributor net sales was driven by healthy growth of Fall and Spring 2026 distributor orders, as compared to the same period in 2025.

EMEA segment gross margin expanded to 48.9% for the nine months ended September 30, 2026 from 47.9% for the comparable period in 2025, driven primarily by favorable channel and region mix. EMEA segment SG&A expenses increased as a percentage of net sales to 27.0% for the nine months ended September 30, 2026, compared to 25.3% for the same period in 2025, primarily driven by higher DTC B&M expenses, including variable expenses from higher DTC sales and the impact of new stores. In total, EMEA segment SG&A expenses increased 23% for the nine months ended September 30, 2026, as compared to the same period in 2025.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 33

Canada

Canada segment operating income decreased $0.8 million to $29.1 million, or 17.8% of net sales, for the nine months ended September 30, 2026 from $29.8 million, or 18.2% of net sales, for the comparable period in 2025.

Canada net sales were relatively flat (decrease of 1% constant-currency), for the nine months ended September 30, 2026, compared to the same period in 2025, driven by a decline in our Canada wholesale business offset by favorable effects from foreign currency translation and growth in our DTC business, compared to the same period in 2025.

Canada segment gross margin expanded to 49.5% for the nine months ended September 30, 2026 from 48.6% for the comparable period in 2025, driven primarily by favorable channel profitability and channel mix. Canada segment SG&A expenses increased as a percentage of net sales to 24.8% for the nine months ended September 30, 2026, compared to 23.2% for the same period in 2025, driven primarily by fixed SG&A deleverage on decreased net sales. In total, Canada segment SG&A expenses increased 6% for the nine months ended September 30, 2026, as compared to the same period in 2025.

Unallocated corporate expenses

Unallocated corporate expenses decreased by $35.4 million to $217.8 million for the nine months ended September 30, 2026 from $253.2 million for the comparable period in 2025, primarily reflecting the absence of $29.0 million prior-year impairment charges of goodwill and intangible assets, as well as lower expenses in targeted areas of the business resulting from prior-year actions taken under our Profit Improvement Program and disciplined expense management.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity include cash, cash equivalents, short-term investments, and available committed credit lines. Our liquidity is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of inventory we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand. Our cash position is also impacted by our capital allocation approach. In addition, our cash position is impacted by incremental tariff costs for U.S. product, which may fluctuate based on changes in trade policies. While we currently project having adequate liquidity to meet our short-term and long-term working capital needs, we have a $500.0 million committed credit facility on which we can draw, should it be needed, until we receive cash receipts in the fourth quarter. Refer to "Sources of Liquidity" below for further information regarding our domestic credit facility.

Cash Flow Activities

Cash flows are summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(280,523)	$(333,443)	$52,920
Investing activities	302,479	239,084	63,395
Financing activities	(249,566)	(221,848)	(27,718)
Net effect of exchange rate changes on cash	2,506	13,170	(10,664)
Net decrease in cash and cash equivalents	$(225,104)	$(303,037)	$77,933

The change in cash flows used in operating activities for the nine months ended September 30, 2026 was primarily driven by approximately $79 million of IEEPA tariff refunds received in the first nine months of 2026. Changes in assets and liabilities decreased modestly, driven primarily by a $120.8 million decrease in cash used in Accounts payable, partially offset by a $107.5 million increase in cash used in Inventories, primarily reflecting the overall timing of inventory receipts and payments.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 34

The change in cash flows provided by investing activities for the nine months ended September 30, 2026 was primarily driven by lower purchases of short-term investments, partially offset by lower proceeds from sales and maturities of short-term investments, as compared to the same period in 2025.

The change in cash flows used in financing activities for the nine months ended September 30, 2026 was primarily driven by higher share repurchases of common stock, as compared to the same period in 2025.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of September 30, 2026, we had cash and cash equivalents of $216.9 million and short-term investments of $12.7 million, compared to $442.0 million and $348.8 million, respectively, as of December 31, 2025.

Committed credit facilities

In March 2026, we terminated our prior domestic credit agreement and, simultaneously, entered into a new Domestic Credit Agreement which provides for up to $500.0 million of borrowings pursuant to an unsecured, committed revolving credit facility. As of September 30, 2026, we were in compliance with all associated covenants and there was no balance outstanding under the facility. Refer to Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Further, as of September 30, 2026, our European subsidiary had available an unsecured, committed overdraft facility, which provides for borrowings up to €3.0 million (approximately US$3.4 million). There was no balance outstanding under the facility.

Uncommitted credit facilities

As of September 30, 2026, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$78.2 million. There were no balances outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash and cash equivalents, short-term investments, cash flows from operations and, if needed, borrowings from our existing credit facilities, lines of credit and overdraft facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of September 30, 2026, our inventory balance increased to $889.2 million, compared to $689.5 million as of December 31, 2025, primarily reflecting higher in-transit inventory from delayed Fall 2026 receipts and earlier production of Spring 2027 inventory. Inventory at quarter-end primarily consisted of current and future season product, with older season inventories representing a manageable portion of our total inventory mix.

We have planned full-year 2026 capital expenditures of approximately $60 to $70 million. This includes investments in our DTC operations, including new stores and supply chain and digital capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 35

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

Other cash commitments

Our inventory purchase obligations were $490.3 million as of September 30, 2026, compared to $523.8 million as of December 31, 2025.

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2026 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 36

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
•Cause an increase in promotional activity in the U.S. marketplace to offset price increases (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings.");
•Cause currency rate fluctuations, as has occurred (see “Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings”);
•Result in rising costs across our U.S. operations;
•Result in the reversal of, or a requirement to repay, refunds of tariffs previously paid under IEEPA, or change the amount or timing of our recognition of such refunds and related accommodations to our factory partners; and
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 37

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
•Shifts in Retail Traffic Patterns. Shifts in consumer purchasing patterns in our key markets may have an adverse effect on our DTC B&M operations and the financial health of certain of our wholesale customers, some of whom may reduce their B&M store fleet, file for protection under bankruptcy laws, restructure, or cease operations. These related business impacts have already occurred at certain of our wholesale customers. We face increased risk of order reduction and cancellation when dealing with financially ailing wholesale customers. We also extend credit to our wholesale customers based on an assessment of the wholesale customer's financial condition, generally without requiring collateral. We may choose (and have chosen in the past) to limit our credit risk by reducing our level of business with wholesale customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our DTC businesses within a reasonable period or at all.
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 38

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 39

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

Our products are derived from raw materials that are subject to both disruptions to supply availability and price volatility. If there are supply disruptions or price increases for raw materials we use in our products and we are unable to obtain sufficient raw materials to meet production needs or offset rising costs by increasing the price of our products or achieving efficiency improvements, we could experience negative impacts to our sales and profitability. Additionally, should U.S. tariffs be imposed based on origin of raw materials, the tariffs applicable to us might increase meaningfully. For our Spring 2026 and Fall 2026 inventory combined, our contract manufacturers sourced roughly 20% of our footwear raw materials and roughly 27% of our apparel raw materials for the U.S. market from China. We may need to seek sourcing of raw materials in alternative countries, which may not be available at all or in a timely manner.

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

Our Success Depends on Our Third-Party Logistics Providers and Our Third-Party Distribution Facilities.

The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported, sometimes over large geographical distances. A small number of third-party logistics providers currently consolidate, deconsolidate and/or transload almost all of our products. Any disruption in the operations of these providers, such as the disruption we experienced this year at one node in our network, or changes to the costs they charge, due to capacity constraints, volatile fuel prices or otherwise, could materially impact our sales and profitability. A prolonged disruption in the operations of these providers could also require us to seek alternative distribution arrangements, which may not be available on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 40

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

We also rely on third parties to operate distribution facilities internationally and domestically. We depend on these third parties to manage the operation of distribution facilities as necessary to meet our business needs. If the third parties fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions or we could incur additional expense. Transitions within our distribution network to and amongst third-party distribution partners may exacerbate this risk.

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

We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.

We continue to make investments in our digital capabilities and our DTC operations, including new stores. (See “Initiatives to Upgrade Our Business Processes and Information Technology Systems to Optimize Our Operational and Financial Performance Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits”.) Since many of the costs of our DTC operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales. We may not be able to exit DTC B&M locations and related leases at all or without significant cost or loss, including impairment losses, renegotiate the terms thereof, or effectively manage the profitability of our existing B&M stores. In addition, obtaining real estate and
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 41

effectively renewing real estate leases for our DTC B&M operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 42

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

Moreover, use of AI in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output. AI-generated or AI-assisted output may also incorporate elements derived from third-party content used to train or operate these technologies, which could expose us to claims of intellectual property infringement, misappropriation, or other violations of third-party rights. The use of such technologies may also increase the risk that confidential information becomes accessible by third parties or results in legal or regulatory exposure. Further, the increasing use of AI-powered bots and automated agents by third parties has distorted, and may continue to distort, traffic, consumer engagement metrics, and other data on our e-commerce sites which is used to evaluate consumer demand, measure performance, and make operational decisions. If we are unable to accurately identify and account for such activity, we may make decisions based on inaccurate or misleading information, which could adversely affect our business, results of operations, or financial condition.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 43

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 44

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business.

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, sustainability regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate B&M stores, our workforce, and our cost of doing business (including the cost of freight and logistics and raw materials) may be impacted by these events should they occur and laws and regulations that are enacted in response to such events. The current conflict in the Middle East has the potential to exacerbate these risks as it impacts the cost of oil throughout the globe. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, as well as in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations or cash flows.

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 45

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

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 46

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

Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities. Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future, as occurred in 2025 with respect to the prAna and Mountain Hardwear brands. We also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities vary from actual or future projected results, we may be exposed to losses, including impairment losses, that could be material.

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

An outbreak of disease or similar public health threat, such as a pandemic, could have an adverse impact on our business, financial condition and operating results, including in the form of lowered net sales and the delay of inventory production and fulfillment in impacted regions.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 47

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of September 30, 2026, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled greater than 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of the holders.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Since the inception of our share repurchase program in 2004 through September 30, 2026, our Board of Directors has authorized the repurchase of $2.6 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of September 30, 2026, we had repurchased 44.4 million shares at an aggregate purchase price of $2,373.5 million and had $226.5 million remaining available under the share repurchase program, excluding excise tax.

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 48

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2026 through July 31, 2026	—	$—	—	$276.5
August 1, 2026 through August 31, 2026	843,884	$59.25	843,884	$226.5
September 1, 2026 through September 30, 2026	—	$—	—	$226.5
Total	843,884	$59.25	843,884	$226.5

ITEM 5.	OTHER INFORMATION

Securities Trading Plans

No "Rule 10b5-1 trading arrangements" or “non-Rule 10b5-1 trading arrangements” (as each term is defined by Regulation S-K Item 408(a)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the third quarter of 2026.

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
COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 49

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	November 5, 2026	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q3 2026 FORM 10-Q | 50